Form 10-Q
period 2019-06-30
RATTLER MIDSTREAM LP
filed 2019-08-09
CIK 1748773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2019
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-38919

Rattler Midstream LP
(Exact Name of Registrant As Specified in Its Charter)

DE		83-1404608
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)

500 West Texas
Suite 1200
Midland,	TX	79701
(Address of principal executive offices)		(Zip code)
(432) 221-7400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	RTLR	Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒ *
*The registrant became subject to such requirements on May 28, 2019, and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 2, 2019, the registrant had outstanding 43,700,000 common units representing limited partner interests and 107,815,152 Class B units representing limited partner units.

RATTLER MIDSTREAM LP
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas industry terms used in this Quarterly Report on Form 10-Q (this “report”):

Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil, natural gas liquids or other liquid hydrocarbons.
Bbl/d	Bbl per day.
BOE	Barrels of crude oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	Boe per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion
The process of treating a drilled well, followed by the installation of permanent equipment for the production of natural gas or oil or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Condensate	Liquid hydrocarbons associated with production that is primarily natural gas.
Crude oil	Liquid hydrocarbons found in the earth, which may be refined into fuel sources.
Dry hole or dry well	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
Field
The general area encompassed by one or more crude oil or natural gas reservoirs or pools that are located on a single geologic feature, or that are otherwise closely related to such geologic feature (either structural or stratigraphic).

Hydraulic Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock, typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Hydrocarbon	An organic compound containing only carbon and hydrogen.
IRS	The Internal Revenue Service.
MBbl	One thousand barrels.
MBbl/d	One thousand barrels per day.
MBoe	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
Mcf	One thousand cubic feet of natural gas.
Mcf/d	One thousand cubic feet of natural gas per day.
MMBbl	One million barrels.
MMBbl/d	One million barrels per day.
MMBoe	One million barrels of crude oil equivalent.
MMBoe/d	One million barrels of crude oil equivalent per day.
MMBtu	One million British Thermal Units.
MMcf	One million cubic feet of natural gas.
Natural Gas	Hydrocarbon gas found in the earth, composed of methane, ethane, butane, propane and other gases.
NGL	The combination of ethane, propane, butane and natural gasolines that, when removed from natural gas, becomes liquid under various levels of higher pressure and lower temperature.
Operator	The individual or company responsible for the exploration and/or production of a crude oil or natural gas well or lease.
Play
A set of discovered or prospective crude oil and/or natural gas accumulations sharing similar geologic, geographic and temporal properties, such as source rock, reservoir structure, timing, trapping mechanism and hydrocarbon type.

Plugging and abandonment
Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of all states require plugging of abandoned wells.

Reserves
Estimated remaining quantities of crude oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering crude oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., potentially recoverable resources from undiscovered accumulations).

Reservoir
A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

SWD	Saltwater disposal.
Throughput	The volume of product transported or passing through a pipeline, plant, terminal or other facility.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms used in this report:

Delaware Act	Delaware Revised Uniform Limited Partnership Act.
Diamondback	Diamondback Energy, Inc., a Delaware corporation, and its subsidiaries other than the Partnership and its subsidiaries (including the Operating Company).
Exchange Act	The Securities Exchange Act of 1934, as amended.
FERC	Federal Energy Regulatory Commission.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Rattler Midstream GP LLC, a Delaware limited liability company; the general partner of the Partnership and a wholly-owned subsidiary of Diamondback.
IPO	The Partnership’s initial public offering.
Nasdaq	The Nasdaq Global Select Market.
Operating Company	Rattler Midstream Operating LLC, a Delaware limited liability company and a consolidated subsidiary of the Partnership.
Partnership	Rattler Midstream LP, a Delaware limited partnership.
Predecessor	The Operating Company, prior to May 28, 2019 for accounting purposes.
SEC	Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

Forward-looking statements may include statements about:

•	Diamondback’s ability to meet its drilling and development plans on a timely basis or at all;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third party operators, gatherers, processors and transporters;

•	the demand for and costs of conducting midstream infrastructure services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of crude oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to our midstream services;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	defaults by Diamondback under our commercial agreements;

•	our lack of asset and geographic diversification;

•	changes in availability and cost of capital;

•	increases in our tax liability;

•	the effect of existing and future laws and government regulations;

v

•	terrorist attacks or cyber threats;

•	the effects of future litigation; and

•	certain factors discussed elsewhere in this report.

All forward-looking statements speak only as of the date of this report or, if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities laws. You should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Rattler Midstream LP
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2019	2018*
	(In thousands, except unit amounts)
Assets
Current assets:
Cash	$3,737	$8,564
Accounts receivable—related party	—	18,274
Accounts receivable—third party	1,676	1,849
Fresh water inventory	12,631	9,200
Other current assets	4,718	4,209
Total current assets	22,762	42,096
Property, plant and equipment:
Land	88,509	70,373
Property, plant and equipment	822,307	415,888
Accumulated depreciation, amortization and accretion	(44,352)	(28,317)
Property, plant and equipment, net	866,464	457,944
Right of use assets	1,212	—
Equity method investments	186,902	—
Real estate assets, net	100,460	93,023
Intangible lease assets, net	9,464	10,954
Total assets	$1,187,264	$604,017

The accompanying notes are an integral part of these financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2019	2018*
	(In thousands, except unit amounts)
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable—related party	$17,015	$—
Accounts payable—third party	246	100
Other accrued liabilities	96,511	51,804
Taxes payable	31	11,514
Short term lease liability	1,126	—
Total current liabilities	114,929	63,418
Long-term debt	1,000	—
Asset retirement obligations	4,746	561
Long-term lease liability	86	—
Deferred income taxes	1,342	12,912
Total liabilities	122,103	76,891
Commitment and contingencies (Note 18)
Unitholders' equity:
Limited partners member's equity—Diamondback	—	527,125
General partner—Diamondback	1,000	—
Common units—public (43,700,000 units issued and outstanding as of June 30, 2019)	725,261	—
Class B units—Diamondback (107,815,152 units issued and outstanding as of June 30, 2019)	1,000	1
Total Rattler Midstream LP unitholders’ equity	727,261	527,126
Non-controlling interest	337,900	—
Total equity	1,065,161	527,126
Total liabilities and unitholders’ equity	$1,187,264	$604,017

The accompanying notes are an integral part of these financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018*	2019	2018*
		Predecessor		Predecessor
	(In thousands, expect per unit amounts)
Revenues:
Revenues—related party	$103,066	$46,741	$191,642	$77,801
Revenues—third party	5,078	—	8,565	361
Rental income—related party	1,256	578	1,971	1,011
Rental income—third party	2,038	2,138	4,105	3,966
Other real estate income—related party	81	41	154	72
Other real estate income—third party	255	290	513	452
Total revenues	111,774	49,788	206,950	83,663
Costs and expenses:
Direct operating expenses	26,406	10,992	46,592	16,198
Cost of goods sold (exclusive of depreciation and amortization shown below)	15,849	8,267	28,902	13,518
Real estate operating expenses	695	540	1,221	818
Depreciation, amortization and accretion	10,158	5,975	20,062	11,791
General and administrative expenses	3,068	426	4,437	680
(Gain) loss on sale of property, plant and equipment	(4)	2,568	(4)	2,568
Total costs and expenses	56,172	28,768	101,210	45,573
Income from operations	55,602	21,020	105,740	38,090
Other income (expense):
Interest expense, net	(85)	—	(85)	—
Expense from equity investments	(114)	(1,459)	(64)	—
Total other expense	(199)	(1,459)	(149)	—
Net income before income taxes	55,403	19,561	105,591	38,090
Provision for income taxes	8,724	4,089	19,556	8,222
Net income after taxes	$46,679	$15,472	$86,035	$29,868

Net income before initial public offering	$26,639		$65,995

Net income subsequent to initial public offering	$20,040		$20,040
Net income attributable to non-controlling interest subsequent to initial public offering	15,237		15,237
Net income attributable to Rattler Midstream LP	$4,803		$4,803

Net income attributable to common limited partners per unit - subsequent to initial public offering:
Basic	$0.11		$0.11
Diluted	$0.11		$0.11
Weighted average number of limited partner units outstanding:
Basic	43,197		43,197
Diluted	44,340		44,340
The accompanying notes are an integral part of these financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Consolidated Statement of Changes in Unitholders’ Equity
(Unaudited)

	Predecessor	Partnership
	Limited Partners Member's Equity	Limited Partners				General Partner	Non-Controlling Interest
	Amount	Common Units	Amount	Class B Units	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2017	$292,608	—	$—	—	$—	$—	$—	$292,608
Contributions from Diamondback	175,100		—		—	—	—	175,100
Net income	14,396		—		—	—	—	14,396
Balance at March 31, 2018	482,104	—	—	—	—	—	—	482,104
Contributions from Diamondback	3,417		—		—	—	—	3,417
Net income	15,472		—		—	—	—	15,472
Balance at June 30, 2018	$500,993	—	$—	—	$—	$—	$—	$500,993

The accompanying notes are an integral part of these financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Consolidated Statement of Changes in Unitholders’ Equity
(Unaudited)

	Predecessor	Partnership
	Limited Partners Member's Equity	Limited Partners				General Partner	Non-Controlling Interest
	Amount	Common Units	Amount	Class B Units	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2018*	$527,125	—	$—	—	$1	$—	$—	$527,126
Contributions from Diamondback	458,674		—		—	—	—	458,674
Net income	39,356		—		—	—	—	39,356
Balance at March 31, 2019	1,025,155	—	—	—	1	—	—	1,025,156
Net income prior to the offering	26,639		—		—	—	—	26,639
Distributions prior to the offering	(33,712)		—		—	—	—	(33,712)
Balance at May 28, 2019	1,018,082	—	—	—	1	—	—	1,018,083
Net proceeds from the offering - public		43,700	719,627		—	—	—	719,627
Net proceeds from the offering - General Partner			—		—	1,000	—	1,000
Net proceeds from the offering - Diamondback			—	107,815	999	—	—	999
Unit-based compensation			831		—	—	—	831
Elimination of current and deferred tax liabilities	31,094		—		—	—	—	31,094
Allocation of net investment to unitholder	(322,663)		—		—	—	322,663	—
Distributions to Diamondback (Note 1)	(726,513)		—		—	—	—	(726,513)
Net income subsequent to the offering			4,803		—	—	15,237	20,040
Balance at June 30, 2019	$—	43,700	$725,261	107,815	$1,000	$1,000	$337,900	$1,065,161

The accompanying notes are an integral part of these financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018*
		Predecessor
	(In thousands)
Cash flows from operating activities:
Net income	$86,035	$29,868
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	19,556	8,222
Depreciation, amortization and accretion	20,062	11,791
(Gain) loss on sale of property, plant and equipment	(4)	2,568
Unit-based compensation expense	831	—
Expense from equity method investment	64	—
Changes in operating assets and liabilities:
Accounts receivable—related party	(15,439)	29,984
Accounts receivable—third party	173	—
Accounts payable, accrued liabilities and taxes payable	44,842	6,370
Other assets, including inventory	(16,723)	338
Net cash provided by operating activities	139,397	89,141
Cash flows from investing activities:
Additions to property, plant and equipment	(102,935)	(84,671)
Contributions to equity method investments	(37,420)	—
Proceeds from the sale of fixed assets	18	—
Net cash used in investing activities	(140,337)	(84,671)
Cash flows from financing activities:
Proceeds from borrowings from credit facility	10,000	—
Payments on credit facility	(9,000)	—
Net proceeds from initial public offering - public	719,627	—
Net proceeds from initial public offering - General Partner	1,000	—
Net proceeds from initial public offering - Diamondback	999	—
Distribution to Diamondback (Note 1)	(726,513)	—
Net cash used in financing activities	(3,887)	—
Net increase (decrease) in cash	(4,827)	4,470
Cash at beginning of period	8,564	8
Cash at end of period	$3,737	$4,478
Supplemental disclosure of non-cash financing activity:
Contributions from Diamondback	$456,055	$178,517
Supplemental disclosure of non-cash investing activity:
Increase in long term assets and inventory	$456,055	$178,517
Change in accrued liabilities related to property, plant and equipment	$(30,633)	$(7,039)

The accompanying notes are an integral part of these financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Rattler Midstream LP (the “Partnership”) is a publicly traded Delaware limited partnership, the common units of which are listed on the Nasdaq Global Select Market under the symbol “RTLR”. The Partnership was formed on July 27, 2018 by Diamondback Energy, Inc. (“Diamondback”) to own, operate, develop and acquire midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin. Unless the context requires otherwise, references to “we,” “us,” “our” or “the Partnership” are intended to mean the business and operations of the Partnership and its consolidated subsidiary, Rattler Midstream Partners LLC (the “Operating Company” and, prior to May 28, 2019 for accounting purposes, the "Predecessor").

On January 31, 2018, Diamondback, through its wholly-owned subsidiary Tall City Towers LLC (“Tall Towers”), acquired from Fasken Midland LLC (“Fasken Midland”) certain real property and related assets in Midland, Texas (the “Fasken Center”). Tall Towers was contributed to the Predecessor effective January 31, 2018, see Note 5—Acquisitions.

The Predecessor’s assets, contributed from Diamondback, included (i) crude oil and natural gas gathering and transportation systems, (ii) saltwater gathering and disposal systems and (iii) fresh water sourcing and distribution systems. All of the Partnership’s businesses are located or operate in the Permian Basin in West Texas.

Prior to the closing on May 28, 2019 of the Partnership’s initial public offering (the “IPO”) of 38,000,000 common units representing limited partner interests, Diamondback owned all of the general and limited partner interests in the Partnership. On May 30, 2019, the underwriters purchased an additional 5,700,000 common units following the exercise in full of their over-allotment option on the same terms, at a price to the public of $17.50 per common unit. The Partnership received net proceeds of approximately $719.6 million from the sale of these common units after deducting offering expenses and underwriting discounts and commissions.

In connection with the closing of the IPO, the Partnership (i) issued 107,815,152 Class B units representing an aggregate 71% voting limited partner interest in the Partnership in exchange for a $1.0 million cash contribution from Diamondback, (ii) issued a general partner interest in the Partnership to Rattler Midstream GP LLC (the “General Partner”) in exchange for a $1.0 million cash contribution from the General Partner, and (iii) caused the Operating Company to make a distribution of approximately $726.5 million to Diamondback. Diamondback, as the holder of the Class B units, and the General Partner, as the holder of the general partner interest, are entitled to receive cash preferred distributions equal to 8% per annum on the outstanding amount of their respective $1.0 million capital contributions, payable quarterly.

As of June 30, 2019, the General Partner held a 100% general partner interest in the Partnership. Diamondback owns all of the Partnership's 107,815,152 Class B units that provide a 71% voting interest. Diamondback owns and controls the General Partner.

As of June 30, 2019, the Partnership owned a 29% controlling membership interest in the Operating Company and Diamondback owned, through its ownership of the Operating Company units, a 71% economic, non-voting interest in the Operating Company. However, as required by GAAP, the Partnership consolidates 100% of the assets and operations of the Operating Company in its financial statements and reflects a non-controlling interest.

Basis of Presentation

Prior to May 28, 2019, the Partnership's services were performed by the Predecessor. The consolidated financial statements include the results of the Predecessor for the periods presented prior to the closing of the IPO on May 28, 2019. The Predecessor financial statements have been prepared from the separate records maintained by the Partnership and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

The consolidated results of operations following the completion of the IPO are presented together with the results of operations pertaining to the Predecessor. The assets of the Predecessor consist of SWD wells and related gathering systems, office buildings, surface land and an oil gathering system and asset retirement obligations related to these assets, which were contributed effective January 1, 2019. See Note 5—Acquisitions. The capital contribution of the net proceeds from the IPO to the Operating Company in exchange for 29% of the limited liability company units of the Operating Company was accounted for as a combination of entities under common control, with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests. The Partnership did not own any assets prior to May 28, 2019, the date of the equity contribution agreement by and between the Partnership and the Predecessor. Prior to the IPO, the Predecessor was a wholly owned subsidiary of Diamondback. For periods prior to May 28, 2019, the accompanying consolidated financial statements and related notes thereto represent the financial position, results of operations, cash flows and changes in members’ equity of the Predecessor and, for periods on and after May 28, 2019, the accompanying consolidated financial statements and related notes thereto represent the financial position, results of operations, cash flows and changes in partners’ equity of the Partnership and its partially owned subsidiary.

The consolidated financial statements include the accounts of the Partnership and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

Prior to 2018, the Partnership's operations comprised a single operating business segment; however, with the contribution of Tall Towers, the Partnership's operations are now reported in two operating business segments: (i) midstream services and (ii) real estate operations. See Note 20—Report of Operating Business Segments.

These consolidated financial statements have been prepared by the Partnership without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Partnership believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Partnership’s most recent prospectus statement dated May 22, 2019 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 24, 2019, which contains a summary of the Partnership’s significant accounting policies and other disclosures.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2019, the Partnership's significant accounting policies are consistent with those discussed in Note 2—Summary of Significant Accounting Policies of its consolidated financial statements contained in the final prospectus dated May 22, 2019 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 24, 2019.

Use of Estimates

Certain amounts included in or affecting the Partnership’s financial statements and related notes must be estimated by management, requiring certain assumptions to be made with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts the Partnership reports for assets and liabilities and the Partnership’s disclosure of contingent assets and liabilities at the date of the financial statements.

Management evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods they consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from management’s estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include, but are not limited to, (i) revenue accruals, (ii) the fair value of long-lived assets and (iii) asset retirement obligations (“ARO”).

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Income Taxes

The Partnership is treated as a corporation for U.S. federal income tax purposes as a result of its election to be treated as a corporation effective May 24, 2019. Subsequent to the effective date of the Partnership’s election, it is subject to U.S. federal and state income tax at corporate rates. The Partnership uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

The Partnership is subject to margin tax in the state of Texas pursuant to the Tax Sharing Agreement with Diamondback, as discussed further in Note 15—Income Taxes. The Predecessor’s 2016 through 2018 tax years, the periods during which the Predecessor's sole owner, Diamondback, was responsible for federal income taxes on the Predecessor's taxable income, remain open to examination by tax authorities. As of June 30, 2019, the Partnership had no unrecognized tax benefits that would have a material impact on the effective tax rate. The Partnership is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the three and six months ended June 30, 2019, there was no interest or penalties associated with uncertain tax positions recognized in the Partnership’s consolidated financial statements.

Capital Contributions

A contribution of a set of assets and related liabilities (a “set”) to the Partnership from Diamondback is analyzed to determine whether the set meets the definition of a business in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”. A contribution of a set of assets that does not constitute a business is recognized at the date of the transfer at its carrying amount in the accounts of Diamondback in accordance with the guidance regarding transactions between entities under common control in ASC 805-50. Management then evaluates whether the asset contribution results in a change in the reporting entity, as defined in ASC Topic 250, “Accounting Changes and Error Corrections”. An asset contribution that does not constitute a change in the reporting entity is accounted for prospectively from the date of the transfer, while an asset contribution that constitutes a change in the reporting entity would result in retrospective application of the transaction.

For the six months ended June 30, 2019, the total capital contributions by Diamondback to the Predecessor were $456.1 million, of which $9.2 million related to an office building located in Midland Texas, $18.1 million related to land, $9.4 million related to fresh water assets, $228.3 million related to SWD assets, $35.8 million related to crude oil assets, $149.5 million related to the equity method investments in the EPIC and Gray Oak projects, $31.1 million related to elimination of current and deferred liabilities, and $(25.3) million in additional assets and liabilities, net, related to operations.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, “Leases (Topic 842)”. This update, codified in ASC Topic 842 "Leases" ("ASC Topic 842"), applies to any entity that enters into a lease, with some specified scope exemptions. Under this update, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to lessor accounting, changes were made to align key aspects with the revenue recognition guidance. This update was effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities were required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In the normal course of business, the Partnership enters into lease agreements and land easements to support its midstream operations. The Partnership adopted this update effective January 1, 2019. Upon adoption effective January 1, 2019, the Partnership recognized approximately $1.2 million of right-of-use assets, of which the total amount relates to the Partnership’s operating leases. See Note 17—Leases.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

In January 2018, the FASB issued ASU 2018-01, “Leases - Land Easement Practical Expedient for Transition to Topic 842”. This update applies to any entity that holds land easements. The update allows entities to adopt a practical expedient to not evaluate existing or expired land easements under Topic 842 that were not previously accounted for as leases under the current leases guidance. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The Partnership adopted this update effective January 1, 2019. It did not have a material impact on its financial position, results of operations or liquidity.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. This update provides clarification and corrects unintended application of certain sections in the new lease guidance. This update was effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Partnership adopted this update effective January 1, 2019. It did not have a material impact on its financial position, results of operations or liquidity.

In July 2018, the FASB issued ASU 2018-11, “Lease (Topic 842): Targeted Improvements”. This update provides another transition method of allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This update was effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Partnership adopted this update effective January 1, 2019. It did not have a material impact on its financial position, results of operations or liquidity.

In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors”. This update provides a practical expedient for lessors to elect not to evaluate whether sales taxes and other similar taxes are lessor costs. The update also requires a lessor to exclude from variable payments those costs paid directly by the lessee to third parties and include lessor costs paid by the lessor and reimbursed by the lessee. The Partnership adopted this update effective January 1, 2019. It did not have a material impact on its financial position, results of operations or liquidity.

In January 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements”. This update clarifies certain presentation and transition disclosures under Topic 842. This update was effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Partnership adopted this update effective January 1, 2019. It did not have a material impact on its financial position, results of operations or liquidity.

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting”. This update applies the existing employee guidance to nonemployee share-based transactions, with the exception of specific guidance related to the attribution of compensation cost. This update was effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Partnership adopted this update effective January 1, 2019. It did not have a material impact on its financial position, results of operations or liquidity.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements”. This update provides clarification and corrects unintended application of the guidance in various sections. This update was effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Partnership adopted this update effective January 1, 2019. It did not have a material impact on its financial position, results of operations or liquidity.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

The Partnership does not believe the adoption of this standard will have an impact on its financial statements since it does not have a history of credit losses.

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. This update clarifies that receivables arising from operating leases are not in scope of this topic, but rather ASC Topic 842. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We do not believe the adoption of this standard will have an impact on our financial statements since we do not have a history of credit losses.

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”. This update clarifies guidance previously issued in ASU 2016-01, ASU 2016-13 and ASU 2017-12. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Partnership does not believe the updates to the referenced standards will have an impact on its financial position, results of operations or liquidity.
In May 2019, the FASB issued ASU 2019-05, “Financial Instruments-Credit Losses (Topic 326)”. This update allows a fair value option to be elected for certain financial assets, other than held-to-maturity debt securities, that were previously required to be measured at amortized cost basis. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Partnership does not believe the adoption of this standard will have an impact on its financial position, results of operations or liquidity.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”. This update modifies the fair value measurement disclosure requirements specifically related to Level 3 fair value measurements and transfers between levels. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied prospectively. The Partnership is currently evaluating the impact of the adoption of this update, but does not believe it will have a material impact on its financial position, results of operations or liquidity.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The Partnership generates revenues by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing fresh water, and collecting, recycling and disposing of produced water. The Partnership adopted ASC Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”) on January 1, 2018, using the modified retrospective method. Under ASC Topic 606, performance obligations are the unit of account and generally represent distinct goods or services that are promised to customers. The adoption of ASC Topic 606 did not have a material impact on the recognition, measurement and presentation of the Partnership’s revenues and expenses.

Performance Obligations: For gathering crude oil and natural gas, delivering fresh water, and collecting, recycling and disposing of produced water, the Partnership’s performance obligations are satisfied over time using volumes delivered to measure progress. The Partnership records revenue related to the volumes delivered at the contract price at the time of delivery.

The Partnership began generating revenue from water sales during first quarter 2018 upon the contribution of fresh water assets from Diamondback. For its water sales, each unit sold is generally considered a distinct good and the related performance obligation is generally satisfied at a point in time (i.e. at the time control of the water is transferred to the customer). The Partnership recognizes revenue from the sale of water when its contracted performance obligation to deliver water is satisfied and control of the water is transferred to the customer. This usually occurs when the water is delivered to the location specified in the contract and the title and risks of rewards and ownership are transferred to the customer.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Transaction Price Allocated to Remaining Performance Obligations: The majority of the Partnership’s revenue agreements have a term greater than one year and, as such, the Partnership has utilized the practical expedient in ASC Topic 606, which states that the Partnership is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under its revenue agreements, each delivery generally represents a separate performance obligation; therefore, future volumes delivered are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

The remainder of the Partnership’s revenue agreements, which relate to agreements with third parties, are short-term in nature with a term of one year or less. The Partnership has utilized an additional practical expedient in ASC Topic 606 which exempts it from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of an agreement that has an original expected duration of one year or less.

Contract Balances: Under the Partnership’s revenue agreements, the Partnership invoices customers after our performance obligations have been satisfied, at which point payment is unconditional. As such, the Partnership’s revenue agreements do not give rise to contract assets or liabilities under ASC Topic 606.

The following is a summary of the Partnership’s types of revenue agreements:

•
Crude Oil Gathering Agreement. Under the crude oil gathering agreement, the Partnership receives a volumetric fee per barrel (Bbl) for gathering and delivering crude oil produced by Diamondback within the dedicated acreage.

•
Gas Gathering and Compression Agreement. Under the gas gathering and compression agreement, the Partnership receives a volumetric fee per million British Thermal Unit (MMBtu) for gathering and processing all natural gas produced by Diamondback within the dedicated acreage.

•
Produced and Flowback Water Gathering and Disposal Agreement. Under the produced and flowback water gathering and disposal agreement, the Partnership receives a fee for gathering or disposing of water produced from operating crude oil and natural gas wells within the dedicated acreage. The fee is comprised of a volumetric fee per Bbl for the produced water services the Partnership provides. In addition, the Partnership retains the skim oil that is a part of the produced water. The skim oil is processed by a third party, which provides the Partnership a volumetric fee per Bbl.

•
Fresh water Purchase and Services Agreement. Under the fresh water purchase and services agreement, the Partnership receives a fee for sourcing, transporting and delivering all raw fresh water and recycled fresh water required by Diamondback to carry out its oil and natural gas activities within the dedicated acreage. The fee is comprised of a volumetric fee per Bbl for the type of fresh water services the Partnership provides.

Real Estate Contracts: The Partnership recognizes rental revenue from tenants on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. Rental income—related party is comprised of revenues earned from lease agreements with Diamondback and its affiliates. Other real estate revenue is derived from tenants’ use of parking, telecommunications and miscellaneous services. Parking and other miscellaneous service revenue is recognized when the related services are utilized by the tenants. Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance and other operating expenses are recognized as revenue in the period the applicable expenses are incurred. The reimbursements are recognized and presented gross, as the Partnership is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

It is noted that surface revenue, rental and real estate income and amortization of out of market leases is outside the scope of ASC Topic 606.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee. The table also identifies the reportable segment to which the disaggregated revenues relate. For more information on reportable segments, see Note 20—Report of Operating Business Segments.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018	Segment
Type of Service:
Fresh water services	$32,585	$19,001	$57,481	$34,764	Midstream
Saltwater disposal services	65,638	22,750	124,416	34,184	Midstream
Crude oil gathering	6,071	3,552	11,983	6,266	Midstream
Natural gas gathering	3,585	1,314	6,037	2,454	Midstream
Surface revenue (non ASC 606 revenues)	265	124	290	494	Midstream
Real estate contracts (non ASC 606 revenues)	3,630	3,047	6,743	5,501	Real Estate
Total revenues	$111,774	$49,788	$206,950	$83,663

4.    INITIAL PUBLIC OFFERING OF RATTLER MIDSTREAM LP

On August 7, 2018, a Registration Statement on Form S-1 (File No. 333-226645) was filed with the SEC relating to the proposed underwritten IPO of the Partnership. Prior to the completion of the IPO, the Predecessor was a wholly-owned subsidiary of Diamondback.

On May 22, 2019, the Partnership priced 38,000,000 common units in its IPO at a price of $17.50 per share, and on May 23, 2019, the Partnership's common units began trading on the Nasdaq Global Select Market under the symbol “RTLR”. On May 28, 2019, the Partnership closed its IPO. On May 30, 2019, the underwriters purchased an additional 5,700,000 common units following the exercise in full of their over-allotment option. The Partnership received estimated net proceeds of $719.6 million from the sale of these of common units, after deducting the underwriting discount and offering expenses.

In connection with the completion of IPO, the Partnership (i) issued 107,815,152 Class B units representing an aggregate 71% voting limited partner interest in the Partnership in exchange for a $1.0 million cash contribution from Diamondback, (ii) issued the general partner interest in the Partnership to its General Partner in exchange for a $1.0 million cash contribution from the General Partner, and (iii) caused the Operating Company to make a distribution of approximately $726.5 million to Diamondback. Diamondback, as the holder of the Class B units, and the General Partner, as the holder of the general partner interest, are entitled to receive cash preferred distributions equal to 8% per annum on the outstanding amount of their respective $1.0 million capital contributions, payable quarterly.

5.    ACQUISITIONS

Ajax and Energen Assets

Effective January 1, 2019, Diamondback contributed to the Predecessor certain midstream assets (the “Ajax Assets”) within the Permian Basin that it acquired from Ajax Resources LLC ("Ajax") as part of an upstream acquisition in the fourth quarter of 2018. These assets included 17 water wells, four SWD wells and one related gathering system, a field office, surface land, five hydraulic fracturing pits and one related fresh water transportation system. Prior to their contribution, these assets were fully integrated into the upstream business acquired from Ajax. The carrying value of assets included in this contribution was $21.5 million. The contributed assets were recognized by the Predecessor at Diamondback’s historical basis due to the entities being under common control.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Effective January 1, 2019, Diamondback contributed to the Predecessor certain midstream assets ("the Energen Assets”) within the Permian Basin that it acquired from Energen Corporation ("Energen") as part of an upstream acquisition in the fourth quarter of 2018. These assets included 56 SWD wells and related gathering systems, an office building located in Midland Texas, surface land and an oil gathering system and asset retirement obligations related to these assets. Prior to their contribution, these assets were fully integrated into the upstream business acquired from Energen. The carrying value of assets included in this contribution was $279.0 million, net of $3.0 million in associated asset retirement obligations. The contributed assets were recognized by the Predecessor at Diamondback’s historical basis due to the entities being under common control.

The contribution of the Ajax and Energen Assets was an asset contribution that did not result in a change in the reporting entity at the Predecessor. As a result, the Ajax and Energen Assets were initially recognized at the date of the transfer at their carrying amounts in the accounts of Diamondback, and presented prospectively from that date.

Fresh Water Assets

In connection with its business operations, Diamondback constructed and/or acquired various fresh water assets, including certain freshwater wells, fresh water transportation lines and related assets (the “Fresh Water Assets”), located in the Delaware and Midland Basins of the Permian Basin. Effective January 1, 2018, Diamondback contributed the Fresh Water Assets to the Predecessor. The carrying value of assets included in this contribution was $32.8 million and $6.0 million of that amount related to fresh water inventory. The contributed assets were recognized by the Partnership at Diamondback’s historical basis due to the entities being under common control.

The contribution of the Fresh Water Assets was an asset contribution that did not result in a change in the reporting entity at the Predecessor. As a result, the Fresh Water Assets were initially recognized at the date of the transfer at their carrying amounts in the accounts of Diamondback, and presented prospectively from that date.

Tall Towers

On January 31, 2018, Diamondback, through Tall Towers, acquired from Fasken Midland certain real property and related assets in Midland, Texas for a purchase price of approximately $110.0 million. All of the membership interests in Tall Towers were contributed to the Predecessor effective January 31, 2018. Diamondback allocated the purchase price between the tangible assets, consisting of land and two office towers, and to identified intangible lease assets. The contributed assets were recognized by the Predecessor at Diamondback’s historical basis due to the entities being under common control.

Midstream Assets and Land

In connection with its business operations, Diamondback constructed and/or acquired various midstream assets located in the Delaware and Midland Basins of the Permian Basin. Upon asset completion dates during 2018, Diamondback contributed the midstream assets to the Predecessor. Such midstream assets include SWD gathering assets and wells with a carrying value of $18.2 million, land valued at $1.5 million, and a field office valued at $1.3 million. The contributed assets were recognized by the Predecessor at Diamondback’s historical basis due to the entities being under common control.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

6.    REAL ESTATE ASSETS

In conjunction with Diamondback’s contribution of Tall Towers, the Predecessor allocated the $110.0 million purchase price between real estate assets and intangible lease assets related to in-place and above-market leases. During the year ended December 31, 2018, Diamondback also contributed a field office with a fair value of $1.3 million to the Operating Company. During the three months ended March 31, 2019, as part of the Energen contribution, Diamondback contributed an office building located in Midland Texas with a value of $9.2 million. The following schedules present the cost and related accumulated depreciation or amortization (as applicable) of the Partnership’s real estate assets and intangible lease assets:

	As of
	Estimated Useful Lives	June 30, 2019	December 31, 2018
	(Years)	(In thousands)
Buildings	30	$102,061	$92,349
Tenant improvements	15	4,182	4,160
Land improvements	15	484	484
Total real estate assets		106,727	96,993
Less: accumulated depreciation		(6,267)	(3,970)
Total investment in real estate, net		$100,460	$93,023

	As of
	Weighted Average Useful Lives	June 30, 2019	December 31, 2018
	(Months)	(In thousands)
In-place lease intangibles	45	$11,203	$10,866
Less: accumulated amortization		(4,648)	(3,076)
In-place lease intangibles, net		6,555	7,790

Above-market lease intangibles	45	3,623	3,623
Less: accumulated amortization		(714)	(459)
Above-market lease intangibles, net		2,909	3,164
Total intangible lease assets, net		$9,464	$10,954

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

7.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth the Partnership’s property, plant and equipment:

		As of
	Estimated	June 30,	December 31,
	Useful Lives	2019	2018
	(Years)	(In thousands)
Saltwater disposal systems	10-30	$522,821	$220,084
Crude oil gathering systems(1)	30	123,690	66,760
Natural gas gathering and compression systems(1)	10-30	84,750	60,350
Fresh water gathering systems(1)	30	91,046	68,694
Total property, plant and equipment		822,307	415,888
Land	N/A	88,509	70,373
Less: accumulated depreciation, amortization and accretion		(44,352)	(28,317)
Total property, plant and equipment, net		$866,464	$457,944

(1)
Included in gathering systems are $84.6 million and $55.2 million of assets at June 30, 2019 and December 31, 2018, respectively, that are not subject to depreciation, amortization and accretion as the systems were under construction and had not yet been put into service.

8.    ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations consist primarily of estimated costs of dismantlement, removal, site reclamation, plugging and abandonment and similar activities associated with the Partnership’s infrastructure assets. The following table reflects the changes in the Partnership’s asset retirement obligation for the following periods:

	Six Months Ended June 30,
	2019		2018
	(In thousands)
Asset retirement obligation, beginning of period	$561		$383
Liabilities incurred	4,045		53
Liabilities settled	(21)	—	—
Estimates revised	5	—	—
Accretion expense during period	156	—	17
Asset retirement obligation, end of period	$4,746	—	$453

9.    EQUITY METHOD INVESTMENTS

In October 2014, Diamondback obtained a 25% interest in HMW Fluid Management LLC (“HMW LLC”), which was formed to develop, own and operate an integrated water management system to gather, store, process, treat, distribute and dispose of water to exploration and production companies operating in Midland, Martin and Andrews Counties, Texas.

On June 30, 2018, HMW LLC’s operating agreement was amended. As a result of the amendment, the Partnership no longer recognizes an equity investment in HMW LLC but instead consolidates its undivided interest in the salt water disposal assets owned by HMW LLC. In exchange for the Partnership’s 25% investment, the Partnership received a 50% undivided ownership interest in two of the four SWD wells and associated assets previously owned by HMW LLC. The Partnership’s basis in the assets is equivalent to its basis in the equity investment in HMW LLC.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

On February 1, 2019, Diamondback funded and the Predecessor acquired a 10% equity interest in EPIC Crude Holdings, LP (“EPIC”), which is building a pipeline (the “EPIC project”) that, once operational, will transport crude and natural gas liquids across Texas for delivery into the Corpus Christi market. As of June 30, 2019, the Partnership's total investment in the EPIC project was $72.3 million. During the six months ended June 30, 2019, the Partnership recorded an expense of $3,000 related to interest. The EPIC project is anticipated to be operational in the second half of 2019.

On February 15, 2019, Diamondback funded and the Predecessor acquired a 10% equity interest in Gray Oak Pipeline, LLC (“Gray Oak”), which is building a pipeline (the “Gray Oak project”) that, once operational, will transport crude from the Permian to Corpus Christi on the Texas Gulf Coast. As of June 30, 2019, the Partnership's total investment in the Gray Oak project was $114.6 million. During the six months ended June 30, 2019, the Partnership recorded a net expense of $61,000 related to interest. The Gray Oak project is anticipated to be operational in the second half of 2019.

On March 29, 2019, the Predecessor executed a short-term promissory note to Gray Oak. The note allows for borrowing by Gray Oak of up to $123.0 million at 2.52% interest rate with a maturity date of March 31, 2022. During the three months ended June 30, 2019, Gray Oak borrowed and repaid $22.6 million. As of June 30, 2019, there were no outstanding borrowings under the note.

No impairments were recorded for the Partnership’s equity method investments for the six months ended June 30, 2019 or 2018.

10.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30, 2019	December 31, 2018
	(in thousands)
Rattler revolving credit facility	$1,000	$—
Total long-term debt	$1,000	$—

Credit Agreement—Wells Fargo

The Partnership, as parent, and the Operating Company, as borrower, entered into a credit agreement, dated May 28, 2019, (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of banks, including Wells Fargo Bank, National Association, as lenders party thereto.

The Credit Agreement provides for a revolving credit facility in the maximum amount of $600 million. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid at the maturity date of May 28, 2024. The loan is guaranteed by the Partnership and Tall City, and is secured by substantially all of the assets of the Partnership, the Operating Company and Tall City. As of June 30, 2019, the Operating Company had $1.0 million of outstanding borrowings and $599.0 million available for future borrowings under the Credit Agreement.

The outstanding borrowings under the Credit Agreement bear interest at a per annum rate elected by the Operating Company that is based on the prime rate or LIBOR, in each case plus an applicable margin. The applicable margin ranges from 0.250% to 1.250% per annum for prime-based loans and 1.250% to 2.250% per annum for LIBOR loans, in each case depending on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement). The Operating Company is obligated to pay a quarterly commitment fee ranging from 0.250% to 0.375% per annum on the unused portion of the commitment, which fee is also dependent on the Consolidated Total Leverage Ratio.

The Credit Agreement contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, distributions and other restricted payments, transactions with affiliates, and entering into certain swap agreements, in each case of the Partnership, the Operating Company and their restricted subsidiaries. The covenants are subject to exceptions set forth in the Credit Agreement, including an exception allowing the Partnership or the Operating Company to issue unsecured debt securities and an exception allowing payment of distributions if no default exists. The Credit Agreement may be used to fund capital expenditures, to finance working capital, for general company purposes, to pay fees and expenses related to the Credit Agreement, and to make distributions permitted under the Credit Agreement.

The Credit Agreement also contains financial maintenance covenants that require the maintenance of the financial ratios described below:

Financial Covenant	Required Ratio
Consolidated Total Leverage Ratio commencing with the fiscal quarter ending September 30, 2019
Not greater than 5.00 to 1.00 (or not greater than 5.50 to 1.00 for 3 fiscal quarters following certain acquisitions), but if the Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) is applicable, then not greater than 5.25 to 1.00)

Consolidated Senior Secured Leverage Ratio commencing with the last day of any fiscal quarter in which the Financial Covenant Election (as defined in the Credit Agreement) is made	Not greater than 3.50 to 1.00
Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) commencing with the fiscal quarter ending September 30, 2019	Not less than 2.50 to 1.00

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

For purposes of calculating the financial maintenance covenants prior to the fiscal quarter ending June 30, 2020, EBITDA (as defined in the Credit Agreement) will be annualized based on the actual EBITDA for the preceding fiscal quarters starting with the fiscal quarter ending September 30, 2019.

As of June 30, 2019, each of the Partnership and the Operating Company was in compliance with all financial covenants under the Credit Agreement. The lenders may accelerate all of the indebtedness under the Credit Agreement upon the occurrence and during the continuance of any event of default. The Credit Agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change in control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial maintenance covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. With certain specified exceptions, the terms and provisions of the Credit Agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

11.    UNIT-BASED COMPENSATION

On May 22, 2019, the board of directors of the General Partner adopted the Rattler Midstream LP Long Term Incentive Plan (“LTIP”), for employees, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. As of June 30, 2019, a total of 15,151,515 common units had been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

For the three and six months ended June 30, 2019, the Partnership incurred $0.8 million of unit–based compensation.

Phantom Units

Under the LTIP, the board of directors of the General Partner is authorized to issue phantom units to eligible employees and non-employee directors. The Partnership estimates the fair value of phantom units as the closing price of the Partnership’s common units on the grant date of the award, which is expensed over the applicable vesting period. Upon vesting, the phantom units entitle the recipient to one common unit of the Partnership for each phantom unit.  The recipients are also entitled to distribution equivalent rights, which represent the right to receive a cash payment equal to the value of the distributions paid on one phantom unit between the grant date and the vesting date.

The following table presents the phantom unit activity under the LTIP for the six months ended June 30, 2019:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at May 28, 2019	—	$—
Granted	2,248,572	$19.20
Unvested at June 30, 2019	2,248,572	$19.20

As of June 30, 2019, the unrecognized compensation cost related to unvested phantom units was $42.3 million. Such cost is expected to be recognized over a weighted-average period of 2.90 years.

12.    UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and limited partner units. At June 30, 2019, the Partnership had a total of 43,700,000 common units issued and outstanding and 107,815,152 Class B units issued and outstanding, of which no common units and 107,815,152 Class B units were owned by Diamondback, representing approximately 71% of the Partnership’s total units outstanding. The Operating Company units and the Partnership’s Class B units owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

The following table summarizes changes in the number of the Partnership’s common units:

Common Units
Balance at May 28, 2019	—
Common units issued in public offerings	43,700,000
Balance at June 30, 2019	43,700,000

The following table summarizes changes in the number of the Partnership’s class B units:

Class B Units
Balance at May 28, 2019	—
Units related to tax conversion	107,815,152
Balance at June 30, 2019	107,815,152

In connection with the closing of the Partnership's IPO, the board of directors of the General Partner adopted a policy pursuant to which the Partnership will pay, to the extent legally available, cash distributions of $0.25 per common unit to common unitholders of record on the applicable record date within 60 days after the end of each quarter beginning with the quarter ending September 30, 2019. The Partnership's first distribution will be prorated for the period from the closing of the IPO through September 30, 2019. The board of directors of the General Partner may change the Partnership's distribution policy at any time and from time to time. The Partnership Agreement (discussed below) does not require the Partnership to pay cash distributions on the Partnership's common units on a quarterly or other basis.

13.    EARNINGS PER UNIT

The net income per common unit on the consolidated statements of operations is based on the net income of the Partnership after the closing of the IPO on May 28, 2019 through June 30, 2019, since this is the amount of net income that is attributable to the Partnership’s common units.

The Partnership’s net income is allocated wholly to the common units, as the General Partner does not have an economic interest.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period.

May 28, 2019 to
June 30, 2019
(In thousands, except per unit amounts)
Net income attributable Rattler Midstream LP for the period May 28, 2019 through June 30, 2019	$4,803
Weighted average common units outstanding:
Basic weighted average common units outstanding	43,197
Effect of dilutive securities:
Potential common units issuable	1,143
Diluted weighted average common units outstanding	44,340
Net income per common unit, basic	$0.11
Net income per common unit, diluted	$0.11

14.    RELATED PARTY TRANSACTIONS

Partnership Agreement

In connection with the closing of the IPO, the General Partner and Energen Resources Corporation, a subsidiary of Energen, entered into the first amended and restated agreement of limited partnership of Rattler Midstream LP, dated May 28, 2019 (the “Partnership Agreement”). The Partnership Agreement requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which its General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on its behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the three and six months ended June 30, 2019, the General Partner allocated $37,907 of such expenses to the Partnership.

Services and Secondment Agreement

In connection with the closing of the IPO, the Partnership entered into a services and secondment agreement with Diamondback, Diamondback E&P LLC, the General Partner and the Operating Company, dated as of May 28, 2019 (the “Services and Secondment Agreement”). Pursuant to the Services and Secondment Agreement, Diamondback and its subsidiaries second certain operational, construction, design and management employees and contractors of Diamondback to the General Partner, the Partnership and its subsidiaries, providing management, maintenance and operational functions with respect to the Partnership’s assets. The Services and Secondment Agreement requires the General Partner and the Partnership to reimburse Diamondback for the cost of the seconded employees and contractors, including their wages and benefits. For the three and six months ended June 30, 2019, the General Partner and the Partnership paid Diamondback $1.1 million and $2.1 million under the Services and Secondment Agreement, respectively.
Tax Sharing Agreement

In connection with the closing of the IPO, the Operating Company entered into a tax sharing agreement with Diamondback (the “Tax Sharing Agreement”). Pursuant to the Tax Sharing Agreement, the Operating Company reimburses Diamondback for its share of state and local income and other taxes borne by Diamondback as a result of the Operating Company's results being included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on May 28, 2019. The amount of any such reimbursement is limited to the tax the Operating Company would have paid had it not been included in a combined group with Diamondback.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Diamondback may use its tax attributes to cause its combined or consolidated group, of which the Operating Company may be a member for this purpose, to owe less or no tax. In such a situation, the Operating Company agreed to reimburse Diamondback for the tax the Operating Company would have owed had the tax attributes not been available or used for the Operating Company’s benefit, even though Diamondback had no cash tax expense for that period.

For the three and six months ended June 30, 2019, the Partnership accrued state income tax expense of $31,814 for its share of Texas margin tax for which the Partnership's share of the Operating Company results are included in a combined tax return filed by Diamondback.

15.    INCOME TAXES

Prior to the Partnership’s IPO, all of the membership interests of the Predecessor were owned by a single member. Under applicable federal income tax provisions, the Predecessor’s legal existence as an entity separate from its sole owner was disregarded for U.S. federal income tax purposes. As a result, the Predecessor’s owner, Diamondback, was responsible for federal income taxes on its share of the Predecessor’s taxable income. Similarly, the Predecessor had no tax attributes such as net operating loss carryforwards because such tax attributes are treated for federal income tax purposes as attributable to the Predecessor’s owner.

In certain circumstances, GAAP requires or permits entities such as the Predecessor to account for income taxes under the principles of ASC Topic 740, "Income Taxes" ("ASC Topic 740"), notwithstanding the fact that the separate legal entity’s activity is attributed to its owner for income tax purposes. Accordingly, the Predecessor has applied the principles of ASC Topic 740 to its financial statements herein, for periods prior to the Partnership’s IPO, as if the Predecessor had been subject to taxation as a corporation. Consistent with the overall basis of presentation as described in Note 1—Organization and Basis of Presentation, for the three and six months ended June 30, 2019 and 2018, net income for the period prior to the Partnership’s IPO reflects income taxes based on federal and state income tax rates, net of federal benefit, applicable to the Predecessor as if it had been subject to taxation as a corporation. In connection with the completion of the IPO, an adjustment of $31.1 million to equity of the Predecessor was recorded for the elimination of current and deferred tax liabilities related to the period prior to the IPO.

For the three and six months ended June 30, 2019, net income for the period prior to the IPO reflects income tax expense of $7.4 million and $18.2 million, respectively, and net income for the period subsequent to the IPO reflects income tax expense of $1.4 million. For the three and six months ended June 30, 2018, net income of the Predecessor reflects income tax expense of $4.1 million and $8.2 million, respectively. Total income tax expense for these periods differed from applying the U.S. statutory corporate income tax rate to pre-tax income primarily due to state income taxes, net of federal benefit, and due to net income attributable to the noncontrolling interest for the period subsequent to the IPO.

The effective income tax rates for the three and six months ended June 30, 2019, were 15.7% and 18.5%, respectively. The effective income tax rates for the three and six months ended June 30, 2018, were 20.9% and 21.6%, respectively. The decrease in the effective income tax rates for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, is primarily due to net income attributable to the noncontrolling interest in 2019 periods subsequent to the Partnership’s IPO.

16.    FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Partnership’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The Partnership uses appropriate valuation techniques based on available inputs to measure the fair values of its assets and liabilities.

Level 1 - Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 - Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The Partnership estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations.” The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with SWD wells. Given the unobservable nature of the inputs, including plugging costs and useful lives, the initial measurement of the ARO liability is deemed to use Level 3 inputs. See Note 8—Asset Retirement Obligations for further discussion of the Partnership’s asset retirement obligations.

17.    LEASES

The Partnership leases certain compression assets and other equipment.

As discussed in Note 2—Summary of Significant Accounting Policies, the Partnership adopted ASC Topic 842 on January 1, 2019 using the optional transition method of adoption. The Partnership elected a package of practical expedients that together allows an entity to not reassess (i) whether a contract is or contains a lease, (ii) lease classification and (iii) initial direct costs. In addition, the Partnership elected the following practical expedients: (i) to not reassess certain land easements; (ii) to not apply the recognition requirements under the standard to short-term leases; (iii) to not reassess lease terms for lease terms on leases entered into prior to the effective date of adoption and (iv) lessor accounting policy election to exclude lessor costs paid directly by the lessee.

For leases where the Partnership is the lessee, the Partnership recorded a total of $1.2 million in right-of-use assets and corresponding new lease liabilities on its Consolidated Balance Sheet representing the present value of its future operating lease payments. Adoption of the standard did not require an adjustment to the opening balance of retained earnings. The discount rate used to determine present value was based on the rate of interest that the Partnership estimated it would have to pay to borrow (on a collateralized-basis over a similar term) an amount equal to the lease payments in a similar economic environment as of January 1, 2019. The Partnership is required to reassess the discount rate for any new and modified lease contracts as of the lease effective date.

The right-of-use assets and lease liabilities recognized upon adoption of ASC Topic 842 were based on the lease classifications, lease commitment amounts and terms recognized under the prior lease accounting guidance. Leases with an initial term of twelve months or less are considered short-term leases and are not recorded on the balance sheet.

The following table summarizes operating lease costs for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Operating lease costs	$717	$1,110

For the six months ended June 30, 2019, cash paid for operating lease liabilities, and reported in cash flows provided by operating activities on the Partnership’s Statement of Consolidated Cash Flows, was $1.0 million. During the six months ended June 30, 2019, the Partnership recorded an additional $0.9 million of right-of-use assets in exchange for new lease liabilities.

The operating lease right-of-use assets were reported on the Consolidated Balance Sheet. As of June 30, 2019, the operating right-of-use assets were $1.2 million and the operating lease liabilities were $1.2 million, of which $1.1 million was classified as current. As of June 30, 2019, the weighted average remaining lease term was 0.8 years and the weighted average discount rate was 8.5%.

Schedule of Operating Lease Liability Maturities

The following table summarizes undiscounted cash flows owed by the Partnership to lessors pursuant to contractual agreements in effect as of June 30, 2019:

As of June 30, 2019
(In thousands)
2019 (July - December)	$824
2020	426
Total lease payments	1,250
Less: interest	38
Present value of lease liabilities	$1,212

For leases in which the Partnership is the lessor, the Partnership (i) retained classification of its historical leases as the Partnership is not required to reassess classification upon adoption of the new standard, (ii) expensed indirect leasing costs in connection with new or extended tenant leases, the recognition of which would have been deferred under prior accounting guidance and (iii) aggregated revenue from its lease components and non-lease components (comprised of tenant expense reimbursements) into revenue from rental properties.

18.    COMMITMENTS AND CONTINGENCIES

The Partnership is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. The Partnership’s management believes there are currently no such matters that will have a material adverse effect on its results of operations, cash flows or financial position.

The Partnership is party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. While the ultimate outcome and impact cannot be predicted with certainty, management believes that all such matters involve amounts that, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows. In the case of a known contingency, the Partnership accrues a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum amount of the range is accrued. The Partnership discloses information regarding loss contingencies when, in the judgment of management, it is reasonably possible a loss has been incurred.

As of June 30, 2019, the Partnership's anticipated future capital commitments for its equity investments includes $57.9 million for the remainder of 2019 and totals $161.1 million in aggregate.

19.    SUBSEQUENT EVENTS

On July 30, 2019, the Operating Company joined the Wink to Webster Pipeline LLC as a member, together with affiliates of ExxonMobil, Plains All American Pipeline, Delek US, MPLX LP, and Lotus Midstream. The joint venture is developing a crude oil pipeline with origin points at Wink and Midland in the Permian Basin for delivery to multiple Houston area locations. The project is expected to begin service in the first half of 2021. The Partnership’s future capital contributions to the project are expected to be funded with a combination of cash on hand, cash flow from operations and borrowing under the Partnership’s $600 million revolving credit facility. Through the remainder of 2019, the Partnership is expected to contribute less than $20 million to this project.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

20.    REPORT OF OPERATING BUSINESS SEGMENTS

Prior to 2018, the Partnership's operations comprised a single operating business segment; however, with the contribution of Tall Towers, the Partnership's operations are now reported in two operating business segments: (i) midstream services and (ii) real estate operations. The following tables summarize the results of the Partnership's operating business segments during the periods presented:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(In thousands)	Midstream Services	Real Estate Operations	Total	Midstream Services	Real Estate Operations	Total
Revenues—related party	$103,066	$—	$103,066	$46,741	$—	$46,741
Revenues—third party	5,078	—	5,078	—	—	—
Rental income—related party	—	1,256	1,256	—	578	578
Rental income—third party	—	2,038	2,038	—	2,138	2,138
Other real estate income—related party	—	81	81	—	41	41
Other real estate income—third party	—	255	255	—	290	290
Total revenues	108,144	3,630	111,774	46,741	3,047	49,788
Direct operating expenses	26,406	—	26,406	10,992	—	10,992
Cost of goods sold (exclusive of depreciation and amortization shown below)	15,849	—	15,849	8,267	—	8,267
Real estate operating expenses	—	695	695	—	540	540
Depreciation, amortization and accretion	8,235	1,923	10,158	4,044	1,931	5,975
Segment profit	57,654	1,012	58,666	23,438	576	24,014
General and administrative expenses			(3,068)			(426)
Gain (loss) on sale of property, plant and equipment			4			(2,568)
Interest expense, net			(85)			—
Expense from equity investments			(114)			(1,459)
Net income before income taxes	57,654	1,012	55,403	23,438	576	19,561
Provision for income taxes			8,724			4,089
Net income	$57,654	$1,012	$46,679	$23,438	$576	$15,472

Segment assets	$864,964	$111,425	$976,389	$394,903	$108,553	$503,456

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(In thousands)	Midstream Services	Real Estate Operations	Total	Midstream Services	Real Estate Operations	Total
Revenues—related party	$191,642	$—	$191,642	$77,801	$—	$77,801
Revenues—third party	8,565	—	8,565	361	—	361
Rental income—related party	—	1,971	1,971	—	1,011	1,011
Rental income—third party	—	4,105	4,105	—	3,966	3,966
Other real estate income—related party	—	154	154	—	72	72
Other real estate income—third party	—	513	513	—	452	452
Total revenues	200,207	6,743	206,950	78,162	5,501	83,663
Direct operating expenses	46,592	—	46,592	16,198	—	16,198
Cost of goods sold (exclusive of depreciation and amortization shown below)	28,902	—	28,902	13,518	—	13,518
Real estate operating expenses	—	1,221	1,221	—	818	818
Depreciation, amortization and accretion	16,193	3,869	20,062	8,588	3,203	11,791
Segment profit	108,520	1,653	110,173	39,858	1,480	41,338
General and administrative expenses			(4,437)			(680)
Gain (loss) on sale of property, plant and equipment			4			(2,568)
Interest expense, net			(85)			—
Expense from equity investments			(64)			—
Net income before income taxes	108,520	1,653	105,591	39,858	1,480	38,090
Provision for income taxes			19,556			8,222
Net income	$108,520	$1,653	$86,035	$39,858	$1,480	$29,868

Segment assets	$864,964	$111,425	$976,389	$394,903	$108,553	$503,456

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our final prospectus dated May 22, 2019 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 24, 2019, and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.
Overview
We are a growth-oriented Delaware limited partnership formed by Diamondback in July 2018 to own, operate, develop and acquire midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin, one of the most prolific oil producing areas in the world. We are the only publicly-traded, pure-play Permian midstream company focused on the Midland and Delaware Basins. We provide crude oil, natural gas and water-related midstream services (including fresh water sourcing and transportation and saltwater gathering and disposal) to Diamondback under long-term, fixed-fee contracts. As of June 30, 2019, the assets Diamondback has contributed to us include 814 miles of pipeline across the Midland and Delaware Basins with approximately 236,000 Bbl/d of crude oil gathering capacity, 80,000 Mcf/d of natural gas compression capability, 150,000 Mcf/d of natural gas gathering capacity, 2.829 MMBbl/d of SWD capacity and 575,000 Bbl/d of fresh water gathering capacity. In addition to the midstream infrastructure assets that Diamondback contributed to us, we own equity interests in two long-haul crude oil pipelines, which, upon completion, will run from the Permian to the Texas Gulf Coast. We are critical to Diamondback’s growth plans because we provide a long-term midstream solution to its increasing crude oil, natural gas and water-related services needs through our robust infield gathering systems and SWD capabilities.

As of June 30, 2019, our General Partner had a 100% general partner interest in us, and Diamondback owned no common units and all of our 107,815,152 outstanding Class B units, representing approximately 71% of our total units outstanding. Diamondback also owns and controls our General Partner.

As of June 30, 2019, we own a 29% controlling membership interest in the Operating Company and Diamondback owns, through its ownership of the Operating Company units, a 71% economic, non-voting interest in the Operating Company. However, as required by GAAP, we consolidate 100% of the assets and operations of the Operating Company in our financial statements and reflect a non-controlling interest.
Recent Developments
Initial Public Offering

Prior to the closing on May 28, 2019 of our IPO of 38,000,000 common units representing limited partner interests, Diamondback owned all of the general and limited partner interests in our Predecessor. On May 22, 2019, we priced 38,000,000 common units in our IPO at a price of $17.50 per share, and on May 23, 2019 our common units began trading on the Nasdaq Global Select Market under the symbol “RTLR”. On May 30, 2019, the underwriters purchased an additional 5,700,000 common units following the exercise in full of their over-allotment option. We received estimated net proceeds of $719.6 million from the sale of these common units, after deducting the underwriting discount and offering expenses.

In connection with the closing of our IPO, we (i) issued 107,815,152 Class B units representing an aggregate 71% voting limited partner interest in us in exchange for a $1.0 million cash contribution from Diamondback, (ii) issued a general partner interest in us to our General Partner in exchange for a $1.0 million cash contribution from our General Partner, and (iii) caused the Operating Company to make a distribution of approximately $726.5 million to Diamondback. Diamondback, as the holder of the Class B units, and our General Partner, as the holder of our general partner interest, are entitled to receive cash preferred distributions equal to 8% per annum on the outstanding amount of their respective $1.0 million capital contributions, payable quarterly.

Sources of Our Income
Our results are primarily driven by the volumes of crude oil that we gather, transport and deliver; natural gas that we gather, compress, transport and deliver; fresh water that we source, transport and deliver; and produced water that we gather, transport and dispose of, and the fees we charge per unit of throughput for our midstream services.
Our crude oil infrastructure assets consist of gathering pipelines and metering facilities, which collectively gather crude oil for our customers. Our facilities gather crude oil from horizontal and vertical wells in Diamondback’s ReWard, Spanish Trail, Pecos and Fivestones areas within the Permian. Our natural gas gathering and compression system consists of gathering pipelines, compression and metering facilities, which collectively service the production from Diamondback’s Pecos area assets within the Permian. Our fresh water sourcing and distribution assets consist of water wells, hydraulic fracturing pits, pipelines and water treatment facilities, which collectively gather and distribute water from Permian aquifers to the drilling and completion sites through buried pipelines and temporary surface pipelines. Our saltwater gathering and disposal system spans approximately 414 miles and consists of gathering pipelines along with SWD wells and facilities which collectively gather and dispose of saltwater from operations throughout Diamondback’s Permian acreage.
We have entered into multiple fee-based commercial agreements with Diamondback, each with an initial term ending in 2034, utilizing our infrastructure assets or our planned infrastructure assets to provide an array of essential services critical to Diamondback’s upstream operations in the Delaware and Midland Basins. Our agreements include substantial acreage dedications. Please read “Business—Our Acreage Dedication” included in our final prospectus dated May 22, 2019 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 24, 2019.
We have indirect exposure to commodity price risk in that persistent low commodity prices may cause Diamondback or other customers to delay drilling or shut in production, which would reduce the volumes available for gathering and processing by our infrastructure assets. If Diamondback delays drilling or temporarily shuts in production due to persistently low commodity prices or for any other reason, our revenue could decrease, as our commercial agreements do not contain minimum volume commitments. Please read “Risk Factors—Risks Related to Our Business—Because of the natural decline in hydrocarbon production from existing wells, our success depends, in part, on our ability to maintain or increase hydrocarbon throughput volumes on our midstream systems, which depends on our customers’ levels of development and completion activity on our "Dedicated Acreage” and “Risk Factors—Risks Related to Our Business—Our construction of new midstream assets may not result in revenue increases and may be subject to regulatory, environmental, political, contractual, legal and economic risks, which could adversely affect our cash flow, results of operations and financial condition and, as a result, our ability to distribute cash to unitholders” included in our final prospectus dated May 22, 2019 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 24, 2019.
Under each of our commercial agreements (other than the FERC-regulated crude oil gathering services agreement), the volumetric fees we charge are adjusted each calendar year by the amount of percentage change, if any, in the consumer price index from the preceding calendar year. No adjustment will be made if the percentage change would result in a fee below the initial fee set forth in the applicable commercial agreement and any adjustment to the volumetric fees shall not exceed 3% of the then-current fee. Further, the total adjustment of the fees shall never result in a cumulative volumetric fee adjustment of more than 30% of the initial fees set forth in the applicable commercial agreement. Please read “Business—Our Commercial Agreements with Diamondback” included in our final prospectus dated May 22, 2019 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 24, 2019.

Recent Acquisitions
Effective January 1, 2019, Diamondback contributed to our Predecessor the Ajax Assets within the Permian Basin that it acquired from Ajax as part of an upstream acquisition in the fourth quarter of 2018. These assets included 17 water wells, four SWD wells and one related gathering system (35,000 Bbl/d of capacity), a field office, surface land, five hydraulic fracturing pits (4.4 MMBbls of capacity) and one related fresh water transportation system (25,000 Bbl/d of capacity). Prior to their contribution, these assets were fully integrated into the upstream business acquired from Ajax and used for disposal of produced water generated or fresh water sourcing when drilling. All assets contributed have estimated remaining useful lives of between 20-30 years.

Effective January 1, 2019, Diamondback contributed to our Predecessor the Energen Assets within the Permian Basin that it acquired from Energen as part of an upstream acquisition in the fourth quarter of 2018. These assets included 56 SWD wells (1.2 MMBbl/d of permitted capacity) and related gathering systems (1.0 MMBbl/d of capacity), an office building located in Midland Texas, surface land and an oil gathering system (16,000 Bbl/d of capacity). Prior to their contribution, these assets were fully integrated into the upstream business acquired from Energen and used for disposal of produced water generated or delivering oil under upstream contracts. All assets contributed have estimated remaining useful lives of 30 years.

Diamondback funded and our Predecessor acquired a 10% equity interest in each of the EPIC and Gray Oak projects, long-haul crude oil pipelines under development that we expect, following commencement of operations, will provide us with a steady, oil-weighted cash flow stream. These pipelines will also provide Diamondback with long-term long-haul transportation capacity for a portion of its Delaware and Midland Basin crude oil production. These pipelines will provide Diamondback a total takeaway capacity of up to 200,000 Bbl/d.

2019 Highlights

Significant Operating Results

The following are the significant operating results for the three months ended June 30, 2019 as compared with the three months ended June 30, 2018:

•	average crude oil gathering volumes of 78,066 Bbl/d, an increase of 82% year over year;

•	average natural gas gathering volumes of 84,426 MMBtu/d, an increase of 154% year over year;

•	average produced water gathered volumes of 770,091 Bbl/d, an increase of 256% year over year; and

•	average fresh water delivered volumes of 447,823 Bbl/d, and increase of 104% year over year.

Operational Update

As of June 30, 2019, we have a total of 814 miles of pipelines across the Midland and Delaware Basins with a total of approximately 236,000 Bbl/d of crude oil gathering capacity, 80,000 Mcf/d of natural gas compression capability, 150,000 Mcf/d of natural gas gathering capacity, 2.829 MMBbl/d of SWD capacity and 575,000 Bbl/d of fresh water gathering capacity, all located in what we believe is the core of the Midland and Delaware Basins of the Permian and overlaying Diamondback’s seven core development areas.

Pipeline Infrastructure Assets
The following tables provide information regarding our gathering, compression and transportation system as of June 30, 2019 and utilization for the quarter ended June 30, 2019:

(miles)	Delaware Basin	Midland Basin	Permian Total
Crude oil	99	43	142
Natural gas	143	—	143
SWD	239	195	434
Fresh water	26	69	95
Total	507	307	814

(capacity/capability)	Delaware Basin	Midland Basin	Permian Total	Utilization
Crude oil (Bbl/d)	180,000	56,000	236,000	33%
Natural gas compression (Mcf/d)	80,000	—	80,000	85%
Natural gas pipeline (Mcf/d)	150,000	—	150,000	46%
SWD (Bbl/d)	1,367,000	1,462,000	2,829,000	27%
Fresh water (Bbl/d)	120,000	455,000	575,000	78%

Throughput and Crude Oil Volumes

The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas and water for which we provide midstream services. These volumes are affected primarily by changes in the supply of and demand for crude oil and natural gas in the markets served directly or indirectly by our assets. The following table summarizes throughput and crude oil sales volumes for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(throughput)	2019	2018	2019	2018
Crude oil gathering volumes (Bbl/d)	78,066	42,945	76,326	36,715
Natural gas gathering volumes (MMBtu/d)	84,426	33,189	72,546	31,827
Saltwater services volumes (Bbl/d)	770,091	216,193	740,807	228,744
Fresh water services volumes (Bbl/d)	447,823	220,021	400,476	263,062

Principal Components of Our Cost Structure

General and Administrative

In connection with the closing of the IPO, we entered into the Services and Secondment Agreement with Diamondback under which we will pay fees to Diamondback with respect to certain operational services Diamondback will provide in support of our operations. The Partnership Agreement requires us to reimburse our General Partner for all direct and indirect expenses incurred or paid on our behalf and all other expenses allocable to us or otherwise incurred by our General Partner in connection with operating our business. The Partnership Agreement does not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our General Partner is entitled to determine the expenses that are allocable to us.

Depreciation, Amortization and Accretion

This represents the depreciation, amortization and accretion on the assets and liabilities of the Operating Company.

Income Taxes

Prior to our IPO, our Predecessor was organized as a disregarded entity for income tax purposes. As a result, our Predecessor's sole owner, Diamondback, was responsible for federal income taxes on the Predecessor's taxable income. Subsequent to the IPO, we are subject to federal income taxes at the corporate statutory rate of 21%.

We are subject to the Texas margin tax. For the three and six months ended June 30, 2019, we accrued $31,814 for Texas margin tax payable pursuant to the Tax Sharing Agreement with Diamondback.

Other income (expense)

Interest income

This represents the interest received on our cash and cash equivalents.

Interest expense

We have financed a portion of our working capital requirements, capital expenditures and acquisitions with borrowings under our revolving credit facility. We incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. We reflect interest paid to our lender in interest expense. In addition, we include the amortization of deferred financing costs (including origination and amendment fees), commitment fees and annual agency fees in interest expense.

Expense from equity investments

This represents our proportional expense from our equity investments.

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our Predecessor’s historical results of operations for the reasons described below:

Contribution of Midstream Assets

During the period from 2014 through 2017, Diamondback constructed and/or acquired various midstream and related assets located in the Delaware and Midland Basins, which Diamondback contributed to our Predecessor during fiscal years 2016 and 2017. These assets included 20 SWD wells and related gathering systems, two oil gathering systems, surface land, and other pipelines not yet placed into service. Prior to their contribution, these assets were fully integrated into Diamondback’s upstream operations.

Effective February 28, 2017, Diamondback contributed to our Predecessor certain midstream assets in the Pecos area within the Permian that it acquired from Brigham Resources Operating, LLC, Brigham Resources Midstream, LLC and other unrelated third parties. These assets included five SWD wells and seven hydraulic fracturing ponds across one main gathering system, and various pipelines and compression assets related to a gas gathering system and an oil gathering system, the majority of which were not yet in service. Prior to their contribution from Diamondback, these assets were owned by Brigham and were fully integrated into Brigham’s upstream operations where the assets were already in service. All of the assets contributed have estimated remaining useful lives of between 20-30 years.

Effective January 1, 2018, Diamondback contributed to our Predecessor the Fresh Water Assets located within the Permian Basin. These assets included numerous fresh water wells and 28 hydraulic fracturing ponds, located across nine fresh water transportation systems, that had previously been used to store and transport fresh water for Diamondback’s drilling operations. All of the assets contributed have estimated remaining useful lives of between 20-30 years.

Throughout 2018, Diamondback continued to assist our Predecessor in the construction of various other gathering assets, which included additional oil and gas and produced water pipelines, SWD wells and hydraulic fracturing ponds. These assets were never used as part of upstream operations, but were contributed immediately upon completion.

Effective January 1, 2019, Diamondback contributed to our Predecessor the Ajax Assets within the Permian Basin that it acquired from Ajax as part of an upstream acquisition in the fourth quarter of 2018. These assets included 17 water wells, four SWD wells and one related gathering system (35,000 Bbl/d of capacity), a field office, surface land, five hydraulic fracturing pits (4.4 MMBbls of capacity) and one related fresh water transportation system (25,000 Bbl/d of capacity). Prior to their contribution, these assets were fully integrated into the upstream business acquired from Ajax and used for disposal of produced water generated or fresh water sourcing when drilling. All assets contributed have estimated remaining useful lives of between 20-30 years.

Effective January 1, 2019, Diamondback contributed to our Predecessor the Energen Assets within the Permian Basin that it acquired from Energen, as part of an upstream acquisition in the fourth quarter of 2018. These assets included 56 SWD wells (1.2 MMBbl/d of permitted capacity) and related gathering systems (1.0 MMBbl/d of capacity), an office building located in Midland, Texas, surface land and an oil gathering system (16,000 Bbl/d of capacity). Prior to their contribution, these assets were fully integrated into the upstream business acquired from Energen and used for disposal of produced water generated or delivering oil under upstream contracts. All assets contributed have estimated remaining useful lives of 30 years.

Contribution of Fasken Center

Effective January 31, 2018, Diamondback contributed to our Predecessor all of its membership interest in its wholly-owned subsidiary, Tall Towers, which acquired from Fasken Midland LLC on January 31, 2018 certain real property consisting of land and two office towers in Midland, Texas, which we refer to as the Fasken Center, for a purchase price of approximately $110.0 million. With the asset contribution, our Predecessor also acquired third-party leases, which were valued as part of Diamondback’s purchase price. All of the assets contributed have estimated remaining useful lives of between 15-30 years.

Equity Investments

On February 1, 2019, Diamondback funded and our Predecessor acquired a 10% equity interest in the EPIC project and on February 15, 2019, Diamondback funded and our Predecessor acquired a 10% equity interest in the Gray Oak project.

Revenues

Prior to their contribution to our Predecessor, infrastructure assets were part of the integrated operations of Diamondback and were financed from cash flows from operations and funding from Diamondback. Commencing January 1, 2016, our Predecessor began to earn revenues under our long-term commercial agreements with Diamondback and began receiving separate fixed fees for the midstream services that we provide.

Our Predecessor real estate assets were contributed by Diamondback effective January 31, 2018 and we earn revenue from these assets through various lease agreements.

Operating Expenses

In connection with our IPO, we entered into the Services and Secondment Agreement with Diamondback under which we pay fees to Diamondback with respect to certain operational services Diamondback provides in support of our operations. Our Predecessor recorded direct costs of running our businesses as well as certain costs allocated from Diamondback. As such, we expect that there will be differences in the results of our operations between our Predecessor’s historical financial statements and our future financial statements.

General and Administrative Expenses

Our Predecessor’s general and administrative expense included an allocation of charges for the management and operation of our assets by Diamondback for general and administrative services, such as information technology, treasury, accounting, human resources and legal services and other financial and administrative services. Following the completion of our IPO, Diamondback charges us a combination of direct and allocated charges for general and administrative services pursuant to the Partnership Agreement and the Services and Secondment Agreement.

We anticipate incurring approximately $1.4 million annually of incremental general and administrative expenses attributable to being a publicly traded partnership, which includes expenses associated with annual, quarterly and current reporting with the SEC, tax return preparation, Sarbanes-Oxley compliance, listing on Nasdaq, independent auditor fees, legal fees, investor relations expenses, transfer agent and registrar fees, incremental salary and benefits costs of seconded employees, outside director fees and insurance expenses. These incremental general and administrative expenses and the variable component of the general and administrative costs that we anticipate incurring under the Services and Secondment Agreement are not reflected in our historical financial statements.

Financing

There are differences in the way we will finance our operations as compared to the way our Predecessor historically financed operations. Historically, our Predecessor’s operations were financed as part of Diamondback’s integrated operations. Our sources of liquidity following our IPO include cash generated from operations and borrowings under our new revolving credit facility.

Income Taxes

Income tax expense includes U.S. federal and state taxes on operations, as applicable. Prior to our IPO, our Predecessor was organized as a disregarded entity for income tax purposes. As a result, our Predecessor’s sole owner, Diamondback, was responsible for federal income taxes on our Predecessor’s taxable income. Even though we are organized as a limited partnership under state law, we are treated as a corporation for U.S. federal income tax purposes and are subject to U.S. federal and state income tax at corporate rates, subsequent to the effective date of our election to be treated as a corporation. As such, our net income for the three and six months ended June 30, 2019 reflects a provision for income taxes for the period subsequent to our IPO. For the periods prior to our IPO, net income for the three and six months ended June 30, 2019 and 2018 reflects on a pro forma basis, a provision for income taxes as if our Predecessor had been treated as a corporation for U.S. federal income tax purposes.

Other Factors Impacting Our Business

We expect our business to continue to be affected by the following key factors. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

Supply and Demand for Crude Oil and Natural Gas

We currently generate a substantial portion of our revenues under fee-based commercial agreements with Diamondback. We expect these contracts to promote cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas or water that we gather and do not engage in the trading of crude oil or natural gas. However, the volumetric fees we charge are adjusted each calendar year by the amount of percentage change, if any, in the consumer price index from the preceding calendar year. No adjustment will be made if the percentage change would result in a fee below the initial fee set forth in the applicable commercial agreement and any adjustment to the volumetric fees shall not exceed 3% of the then-current fee. Further, the total adjustment of the fees shall never result in a cumulative volumetric fee adjustment of more than 30% of the initial fees set forth in the applicable commercial agreement.

Additionally, commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Diamondback and third-parties in the development of new crude oil and natural gas reserves. Generally, drilling and production activity will increase as crude oil and natural gas prices increase. Our throughput volumes depend primarily on the volumes of crude oil and natural gas produced by Diamondback in the Permian and, with respect to fresh water, the number of wells drilled and completed. Commodity prices are volatile and influenced by numerous factors beyond our or Diamondback’s control, including the domestic and global supply of and demand for crude oil and natural gas. The commodities trading markets, as well as other supply and demand factors, may also influence the selling prices of crude oil and natural gas. Furthermore, our ability to execute our growth strategy in the Permian will depend on crude oil and natural gas production in that area, which is also affected by the supply of and demand for crude oil and natural gas.

Regulatory Compliance

The regulation of crude oil and natural gas gathering and transportation and water services activities by federal and state regulatory agencies has a significant impact on our business. Please read “Business—Regulation of Operations” included in our final prospectus dated May 22, 2019 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 24, 2019. Our operations are also impacted by new regulations, which have increased the time that it takes to obtain required permits.

Additionally, increased regulation of crude oil and natural gas producers in our areas of operation, including regulation associated with hydraulic fracturing, could reduce regional supply of crude oil, natural gas and water and, therefore, throughput on our infrastructure assets. For more information, see “Business—Regulation of Operations” included in our final prospectus dated May 22, 2019 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 24, 2019.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

The following table sets forth selected historical operating data for the periods indicated:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Midstream Services	Real Estate Operations	Total	Midstream Services	Real Estate Operations	Total
Operating Results:	(In thousands)
Revenues:
Total revenues	$108,144	$3,630	$111,774	$46,741	$3,047	$49,788
Costs and expenses:
Direct operating expenses	26,406	—	26,406	10,992	—	10,992
Cost of goods sold (exclusive of depreciation and amortization shown below)	15,849	—	15,849	8,267	—	8,267
Real estate operating expenses	—	695	695	—	540	540
Depreciation, amortization and accretion	8,235	1,923	10,158	4,044	1,931	5,975
General and administrative expenses			3,068			426
(Gain) loss on sale of property, plant and equipment			(4)			2,568
Total costs and expenses	50,490	2,618	56,172	23,303	2,471	28,768
Income from operations	57,654	1,012	55,602	23,438	576	21,020
Other income (expense):
Interest expense, net			(85)			—
Expense from equity investments			(114)			(1,459)
Total other expense			(199)			(1,459)
Net income before income taxes	57,654	1,012	55,403	23,438	576	19,561
Provision for income taxes			8,724			4,089
Net income after taxes	$57,654	$1,012	$46,679	$23,438	$576	$15,472

Net income before initial public offering			$26,639

Net income subsequent to initial public offering			$20,040
Net income attributable to non-controlling interest subsequent to initial public offering			15,237
Net income attributable to Rattler Midstream LP	$57,654	$1,012	$4,803

Comparison of the Three Months Ended June 30, 2019 and 2018

Revenues. Revenues increased by $62.0 million, or 124%, to $111.8 million for the three months ended June 30, 2019 from $49.8 million for the three months ended June 30, 2018. This increase was due to increased volumes largely due to the contribution of certain crude oil gathering, SWD wells and land and buildings that Diamondback acquired pursuant to the Ajax acquisition and the Energen acquisition, which Diamondback contributed to us on January 1, 2019, as well as the additional build out of historical Partnership systems.

Direct Operating Expense. Direct operating expense increased by $15.4 million, or 140%, to $26.4 million for the three months ended June 30, 2019 from $11.0 million for three months ended June 30, 2018. This increase was primarily due to increased volumes largely due to the contribution of certain crude oil gathering, SWD wells and land and buildings that Diamondback acquired pursuant to the Ajax acquisition and the Energen acquisition, which Diamondback contributed to us on January 1, 2019, as well as the additional build out of historical Partnership systems.

Cost of Goods Sold. Cost of goods sold expense increased by $7.6 million, or 92%, to $15.8 million for the three months ended June 30, 2019 from $8.3 million for the three months ended June 30, 2018. The increase relates to the increased build out of historical fresh water systems of the Operating Company.

Real Estate Operating Expenses. Real estate operating expense increased by $0.2 million, or 29%, to $0.7 million for the three months ended June 30, 2019 from $0.5 million for the three months ended June 30, 2018. The increase primarily relates to the addition of new tenants.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense increased by $4.2 million, or 70%, to $10.2 million for the three months ended June 30, 2019 from $6.0 million for the three months ended June 30, 2018. This increase was primarily due to asset contributions from Diamondback and further development of existing gathering, transportation and disposal systems.

General and Administrative Expense. General and administrative expense increased by $2.6 million to $3.1 million for the three months ended June 30, 2019 from $0.4 million for the three months ended June 30, 2018. This increase was primarily due to increased shared service allocations and additional professional service fees due to business growth and the contribution of additional midstream assets.

Expense from Equity Investments. Expense from equity investments decreased by $1.3 million, or 92%, from$1.5 million for the three months ended June 30, 2018 to $0.1 million for the three months ended June 30, 2019. The expense from equity investments for the three months ended June 30, 2019 was due to interest expense incurred on Gray Oak's promissory note. The expense from equity investments for the three months ended June 30, 2018 was due to the de-recognition of income from HMW LLC, which we no longer recognize as an equity investment.

(Gain) loss on Sale of Property, Plant and Equipment. Loss on sale of property, plant and equipment was $2.6 million for the three months ended June 30, 2018, and was due to the exchange of interest in SWD assets.

Provision for Income Taxes. We recorded income tax expense of $8.7 million and $4.1 million for the three months ended June 30, 2019 and 2018, respectively. The change in our income tax provision was primarily due to an increase in pre-tax income for the three months ended June 30, 2019, partially offset by the impact of net income attributable to non-controlling interest for the 2019 period subsequent to our IPO. Total income tax expense for the three months ended June 30, 2019 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

The following table sets forth selected historical operating data for the periods indicated:

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Midstream Services	Real Estate Operations	Total	Midstream Services	Real Estate Operations	Total
Operating Results:	(In thousands)
Revenues:
Total revenues	$200,207	$6,743	$206,950	$78,162	$5,501	$83,663
Costs and expenses:
Direct operating expenses	46,592	—	46,592	16,198	—	16,198
Cost of goods sold (exclusive of depreciation and amortization shown below)	28,902	—	28,902	13,518	—	13,518
Real estate operating expenses	—	1,221	1,221	—	818	818
Depreciation, amortization and accretion	16,193	3,869	20,062	8,588	3,203	11,791
General and administrative expenses			4,437			680
(Gain) loss on sale of property, plant and equipment			(4)			2,568
Total costs and expenses	91,687	5,090	101,210	38,304	4,021	45,573
Income from operations	108,520	1,653	105,740	39,858	1,480	38,090
Other income (expense):
Interest expense, net			(85)			—
Expense from equity investments			(64)			—
Total other expense			(149)			—
Net income before income taxes	108,520	1,653	105,591	39,858	1,480	38,090
Provision for income taxes			19,556			8,222
Net income after taxes	$108,520	$1,653	$86,035	$39,858	$1,480	$29,868

Net income before initial public offering			$65,995

Net income subsequent to initial public offering			$20,040
Net income attributable to non-controlling interest subsequent to initial public offering			15,237
Net income attributable to Rattler Midstream LP	$108,520	$1,653	$4,803

Comparison of the Six Months Ended June 30, 2019 and 2018

Revenues. Revenues increased by $123.3 million, or 147%, to $207.0 million for the six months ended June 30, 2019 from $83.7 million for the six months ended June 30, 2018. This increase relates to increased volumes largely due to the contribution of certain crude oil gathering, SWD wells and land and buildings that Diamondback acquired pursuant to the Ajax acquisition and the Energen acquisition, which Diamondback contributed to us on January 1, 2019, as well as the additional build out of historical Partnership systems.

Direct Operating Expense. Direct operating expense increased by $30.4 million, or 188%, to $46.6 million for the six months ended June 30, 2019 from $16.2 million for the six months ended June 30, 2018. This increase was primarily due to increased volumes largely due to the contribution of certain crude oil gathering, SWD wells and land and buildings that Diamondback acquired pursuant to the Ajax acquisition and the Energen acquisition, which Diamondback contributed to us on January 1, 2019, as well as the additional build out of historical Partnership systems.

Cost of Goods Sold. Cost of goods sold expense increased by $15.4 million, or 114%, to $28.9 million for the six months ended June 30, 2019 from $13.5 million for the six months ended June 30, 2018. The increase relates to the increased build out of historical fresh water systems of the Operating Company.

Real Estate Operating Expenses. Real estate operating expense increased by $0.4 million, or 49%, to $1.2 million for the six months ended June 30, 2019 from $0.8 million for the six months ended June 30, 2018. The increase primarily relates to the addition of new tenants.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense increased by $8.3 million, or 70%, to $20.1 million for the six months ended June 30, 2019 from $11.8 million for the six months ended June 30, 2018. This increase was primarily due to asset contributions from Diamondback and further development of existing gathering, transportation and disposal systems.

General and Administrative Expense. General and administrative expense increased by $3.8 million to $4.4 million for the six months ended June 30, 2019 from $0.7 million for the six months ended June 30, 2018. This increase was primarily due to increased shared service allocations and additional professional service fees due to business growth and the contribution of additional midstream assets.

Expense from Equity Investments. Expense from equity investments was $0.1 million for the six months ended June 30, 2019, and was related to interest expense incurred on Gray Oak's promissory note. There was no income or expense from equity investments for the six months ended June 30, 2018.

(Gain) loss on Sale of Property, Plant and Equipment. Loss on sale of property, plant and equipment was $2.6 million for the six months ended June 30, 2018, and was due to the exchange of interest in SWD assets.

Provision for Income Taxes. We recorded income tax expense of $19.6 million and $8.2 million for the six months ended June 30, 2019 and 2018, respectively. The change in our income tax provision was primarily due to an increase in pre-tax income for the six months ended June 30, 2019, partially offset by the impact of net income attributable to non-controlling interest for the 2019 period subsequent to our IPO. Total income tax expense for the six months ended June 30, 2019 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest.

Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations period to period without regard to our financing methods or capital structure.

We define Adjusted EBITDA as net income before income taxes, interest expense, net of amount capitalized, interest expense related to equity investments, non-cash unit-based compensation expense and depreciation, amortization and accretion.  Depreciation, amortization and accretion includes depreciation, amortization and accretion on assets and liabilities of the Operating Company, in addition to depreciation, amortization and accretion on our equity investments. Interest expense related to equity investments represents our proportional income (loss) from equity investments plus interest on that amount. The GAAP measure most directly comparable to Adjusted EBITDA is net income. Adjusted EBITDA should not be considered an alternative to net income or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA excludes some, but not all, items that affect net income, and these measures may vary from those of other companies. As a result, Adjusted EBITDA as presented below may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measures for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Reconciliation of net income to Adjusted EBITDA:
Net income	$46,679	$15,472	$86,035	$29,868
Depreciation, amortization and accretion	10,158	5,975	20,062	11,791
Interest expense, net of amount capitalized	85	—	85	—
Interest expense related to equity investments	149	—	149	—
Non-cash unit-based compensation expense	831	—	831	—
Provision for income taxes	8,724	4,089	19,556	8,222
Adjusted EBITDA	66,626	$25,536	126,718	$49,881
Less: Adjusted EBITDA prior to the Offering	(40,651)		(100,743)
Adjusted EBITDA subsequent to the Offering	25,975		25,975
Less: Adjusted EBITDA attributable to non-controlling interest	(18,483)		(18,483)
Adjusted EBITDA attributable to Rattler Midstream LP	$7,492		$7,492

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our sources of liquidly and capital resources are provided by operating cash flow, cash on hand, borrowings under our revolving credit facility, and capital market transactions. We believe the combination of these capital resources will be sufficient to meet our working capital requirements, expected quarterly cash distributions and fund our operations through year-end 2019.

Historically, our sources of liquidity were based on cash flow from operations and funding from Diamondback.

We do not have any commitment from Diamondback or our General Partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Our sources of liquidity following the IPO include cash generated from operations, borrowings under our new revolving credit facility and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.

The board of directors of our General Partner adopted a cash distribution policy pursuant to which we will distribute $0.25 per common unit within 60 days after the end of each quarter, beginning with the quarter ending September 30, 2019, subject to applicable law and our obligations under certain contractual agreements. Please read “Cash Distribution Policy and Restrictions on Distributions" included in our final prospectus dated May 22, 2019 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 24, 2019.

Cash Flows
Net cash provided by operating activities, investing activities and financing activities for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash Flow Data:
Net cash provided by operating activities	$139,397	$89,141
Net cash used in investing activities	(140,337)	(84,671)
Net cash used in financing activities	(3,887)	—
Net increase (decrease) in cash	$(4,827)	$4,470

Operating Activities

Net cash provided by operating activities increased by $50.3 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was due to increased operations as additional assets have been placed into service and the contribution of certain crude oil gathering, SWD wells and land and buildings that Diamondback acquired pursuant to the Ajax acquisition and the Energen acquisition, which Diamondback contributed to us on January 1, 2019.

Investing Activities

Net cash used in investing activities was $140.3 million and $84.7 million during the six months ended June 30, 2019 and 2018, respectively, and primarily related to additions to property, plant and equipment and contributions to our EPIC and Gray Oak equity method investments. See Note 9—Equity Method Investments.

Financing Activities

Net cash used in financing activities was $3.9 million during the six months ended June 30, 2019, primarily related to net proceeds from our IPO of common units of $719.6 million, a contribution of $1.0 million from our General Partner for its general partner interest in the Partnership, a contribution of $1.0 million from Diamondback for its Class B units and borrowings, net of repayment of $1.0 million, partially offset by distributions to our unitholders of $726.5 million during the period. There was no net cash provided by or used in financing activities during the six months ended June 30, 2018.
Capital Requirements and Sources of Liquidity
The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities.
We estimate that our total capital expenditures related to midstream assets for 2019 will be between $225.0 million and $250.0 million, excluding our anticipated capital commitments associated with our equity interest in certain pipeline projects. For the six months ended June 30, 2019, our total capital expenditures were $102.9 million, of which $43.9 million were related to SWD assets, $21.1 million were related to crude oil gathering assets, $16.1 million were related to natural gas gathering assets, $21.2 million were related to fresh water assets and $0.6 million were related to other assets and liabilities.

As of June 30, 2019, our anticipated future capital commitments for our equity investments includes $57.9 million for the remainder of 2019 and totals $161.1 million in aggregate. With respect to the Wink to Webster Pipeline, which we joined as a member on July 30, 2019, we expect capital contributions for the balance of 2019 to be less than $20 million.

Based upon current expectations for 2019, we believe that our cash flow from operations, cash on hand and borrowing under our revolving credit facility will be sufficient to fund our operations and anticipated future capital commitments through year-end 2019.

Credit Agreement—Wells Fargo

We, as parent, and the Operating Company, as borrower, entered into a credit agreement, dated May 28, 2019, with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of banks, including Wells Fargo Bank, National Association, as lenders party thereto, which we refer to as the “Credit Agreement”.
The Credit Agreement provides for a revolving credit facility in the maximum credit amount of $600 million. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid at the maturity date of May 28, 2024. The loan is guaranteed by us and Tall City, and is secured by substantially all of our, the Operating Company and Tall City's assets. As of June 30, 2019, we had $1.0 million of outstanding borrowings and $599.0 million available for future borrowings under the Credit Agreement.

The outstanding borrowings under the Credit Agreement bear interest at a per annum rate elected by Rattler LLC that is based on the prime rate or LIBOR, in each case plus an applicable margin. The applicable margin ranges from 0.250% to 1.250% per annum for prime-based loans and 1.250% to 2.250% per annum for LIBOR loans, in each case depending on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement). The Operating Company is obligated to pay a quarterly commitment fee ranging from 0.250% to 0.375% per annum on the unused portion of the commitment, which fee is also dependent on the Consolidated Total Leverage Ratio.

The Credit Agreement contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, distributions and other restricted payments, transactions with affiliates, and entering into certain swap agreements, in each case with us, the Operating Company and our restricted subsidiaries. The covenants are subject to exceptions set forth in the Credit Agreement, including an exception allowing the Operating Company or us to issue unsecured debt securities, and an exception allowing payment of distributions if no default exists. The Credit Agreement may be used to fund capital expenditures, to finance working capital, for general company purposes, to pay fees and expenses related to the Credit Agreement, and to make distributions permitted under the Credit Agreement.

The Credit Agreement also contains financial maintenance covenants that require the maintenance of the financial ratios described below:

Financial Covenant	Required Ratio
Consolidated Total Leverage Ratio commencing with the fiscal quarter ending September 30, 2019
Not greater than 5.00 to 1.00 (or not greater than 5.50 to 1.00 for 3 fiscal quarters following certain acquisitions), but if the Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) is applicable, then not greater than 5.25 to 1.00)

Consolidated Senior Secured Leverage Ratio commencing with the last day of any fiscal quarter in which the Financial Covenant Election (as defined in the Credit Agreement) is made	Not greater than 3.50 to 1.00
Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) commencing with the fiscal quarter ending September 30, 2019	Not less than 2.50 to 1.00

For purposes of calculating the financial maintenance covenants prior to the fiscal quarter ending June 30, 2020, EBITDA (as defined in the Credit Agreement) will be annualized based on the actual EBITDA for the preceding fiscal quarters starting with the fiscal quarter ending September 30, 2019.

As of June 30, 2019, we were in compliance with all financial covenants under the Credit Agreement. The lenders may accelerate all of the indebtedness under the Credit Agreement upon the occurrence and during the continuance of any event of default. The Credit Agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change in control.

There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial maintenance covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. With certain specified exceptions, the terms and provisions of the Credit Agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.
Contractual Obligations

As of June 30, 2019, except for the capital commitments and capital contributions described above and the operating leases described in Note 17—Leases, we did not have any material contractual obligations.

Critical Accounting Policies

There have been no changes in our critical accounting policies from those disclosed in our final prospectus dated May 22, 2019 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 24, 2019.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We currently generate the majority of our revenues pursuant to fee-based agreements with Diamondback under which we are paid based on volumetric fees, rather than the underlying value of the commodity. Consequently, our existing operations and cash flow have little direct exposure to commodity price risk. However, Diamondback and our other customers are exposed to commodity price risk, and extended reduction in commodity prices could reduce the production volumes available for our midstream services in the future below expected levels. Although we intend to maintain fee-based pricing terms on both new contracts and existing contracts for which prices have not yet been set, our efforts to negotiate such terms may not be successful, which could have a materially adverse effect on our business.

We may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Future exposure to the volatility of crude oil, natural gas and natural gas liquids prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.

Credit Risk

We derive substantially all of our revenue from our commercial agreements with Diamondback, which agreements do not contain minimum volume commitments, as well as volumes attributable to third-party interest owners that participate in Diamondback’s operated wells and are charged under short-term contracts at market sensitive rates. As a result, we are subject to the operational and business risks of Diamondback, the most significant of which include the following:

•	a reduction in or slowing of Diamondback’s drilling and development plan on the dedicated acreage, which would directly and adversely impact Diamondback’s demand for our midstream services;

•
the volatility of crude oil, natural gas and natural gas liquids prices, which could have a negative effect on Diamondback’s drilling and development plan on the dedicated acreage or Diamondback’s ability to finance its operations and drilling and completion costs on that acreage;

•	the availability of capital on an economic basis to fund Diamondback’s exploration and development activities, if needed;

•	drilling and operating risks, including potential environmental liabilities, associated with Diamondback’s operations on the dedicated acreage;

•
future wells, or wells that are currently in the process of being completed, on acreage that is dedicated to us do not produce sufficient hydrocarbons or are dry holes, which would directly and adversely impact the hydrocarbon volumes on our systems and our revenue;

•	downstream processing and transportation capacity constraints and interruptions, including the failure of Diamondback to have sufficient contracted processing or transportation capacity; and

•	adverse effects of increased or changed governmental and environmental regulation or enforcement of existing regulation.
In addition, we are indirectly subject to the business risks of Diamondback generally and other factors; including, among others:

•	Diamondback’s financial condition, credit ratings, leverage, market reputation, liquidity and cash flow;

•	Diamondback’s ability to maintain or replace its reserves;

•	adverse effects of governmental and environmental regulation on Diamondback’s upstream operations; and

•	losses from pending or future litigation.

Further, we have no control over Diamondback’s business decisions and operations, and Diamondback is under no obligation to adopt a business strategy that is favorable to us. Thus, we are subject to the risk that Diamondback could cancel its planned development, breach its commitments with respect to future dedications or otherwise fail to pay or perform, including with respect to our commercial agreements. We cannot predict the extent to which Diamondback’s businesses would be impacted if conditions in the energy industry were to deteriorate nor can we estimate the impact such conditions would have on Diamondback’s ability to execute its drilling and development plan on the dedicated acreage or to perform under our commercial agreements. Any material non-payment or non-performance by Diamondback under our commercial agreements would have a significant adverse impact on our business, financial condition, results of operations and cash flow and could therefore materially adversely affect our ability to make cash distributions to our common unitholders.
Our commercial agreements with Diamondback provide for temporary or permanent releases of volumes or acreage from the acreage dedication under certain circumstances. Any temporary or permanent release of volumes or acreage from the acreage dedication could materially adversely affect our business, financial condition, results of operations, cash flow and ability to make cash distributions. For more information, see “Business-Our Commercial Agreements with Diamondback” included in our final prospectus dated May 22, 2019 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 24, 2019.
Our commercial agreements with Diamondback carry initial terms ending in 2034, and there is no guarantee that we will be able to renew or replace these agreements on equal or better terms, or at all, upon their expiration. Our ability to renew or replace our commercial agreements following their expiration at rates sufficient to maintain our current revenues and cash flow could be adversely affected by activities beyond our control, including the activities of federal and state regulators, our competitors and Diamondback.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facility. The terms of our revolving credit facility provide for interest at a rate elected by the Operating Company that is based on the prime rate or LIBOR, in each case plus margins ranging from 0.250% to 1.250% for prime-based loans and 1.250% to 2.250% per annum for LIBOR loans, in each case depending on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement). The Operating Company is obligated to pay a quarterly commitment fee ranging from 0.250% to 0.375% per annum on the unused portion of the commitment, which fee is also dependent on the Consolidated Total Leverage Ratio.

As of June 30, 2019, we had $1.0 million of outstanding borrowings and $599.0 million available for future borrowings under its revolving credit facility. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $10,000 based on the $1.0 million outstanding under our revolving credit facility as of such date.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. Under the direction of the Chief Executive Officer and Chief Financial Officer of our General Partner, we have established disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As of June 30, 2019, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner have concluded that as of June 30, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 1A.     RISK FACTORS

Our business faces many risks. Any of the risks discussed in this report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially impair our business operations, financial condition or future results.

For a discussion of our potential risks and uncertainties, see the information in our final prospectus dated May 22, 2019 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 24, 2019. There have been no material changes in our risk factors from those described in our prospectus filed pursuant to Rule 424(b) on May 24, 2019.

ITEM 6.     EXHIBITS

Exhibit Number	Description
3.1
Certificate of Limited Partnership of Rattler Midstream LP (incorporated by reference to Exhibit 3.1 of the Partnership’s Registration Statement on Form S-1 (File No. 333-226645) filed on August 7, 2018).

3.2
Certificate of Amendment to the Certificate of Limited Partnership of Rattler Midstream LP (incorporated by reference to Exhibit 3.2 of Amendment No. 2 to the Partnership’s Registration Statement on Form S-1 (File No. 333-226645) filed on January 22, 2019).

3.3
First Amended and Restated Agreement of Limited Partnership of Rattler Midstream LP, dated May 28, 2019 (incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

4.1
Registration Rights Agreement, dated May 28, 2019, by and between Rattler Midstream LP and Energen Resources Corporation (incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

10.1
Exchange Agreement, dated as of May 28, 2019, by and among Rattler Midstream LP, Rattler Midstream GP LLC, Rattler Midstream Operating LLC and Energen Resources Corporation (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

10.2
Credit Agreement, dated May 28, 2019, by and among Rattler Midstream Operating LLC, as borrower, Rattler Midstream LP, as parent, Wells Fargo Bank, National Association, as the administrative agent, and certain lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 of the Partnership’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

10.3#
Rattler Midstream LP Long-Term Incentive Plan, adopted effective as of May 22, 2019, (incorporated by reference to Exhibit 10.3 of the Partnership’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

10.4#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Partnership’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).
10.5
Equity Contribution Agreement, dated as of May 28, 2019, by and between Rattler Midstream LP and Rattler Midstream Operating LLC (incorporated by reference to Exhibit 10.5 of the Partnership’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

10.6
Services and Secondment Agreement, dated as of May 28, 2019, by and among Diamondback Energy, Inc., Diamondback E&P LLC, Rattler Midstream GP LLC, Rattler Midstream LP, and Rattler Midstream Operating LLC (incorporated by reference to Exhibit 10.6 of the Partnership’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

10.7
Tax Sharing Agreement, dated as of May 28, 2019, by and between Diamondback Energy, Inc. and Rattler Midstream Operating LLC (incorporated by reference to Exhibit 10.7 of the Partnership’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

10.8#	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.8 of the Partnership’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS*	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit Number	Description
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

#	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RATTLER MIDSTREAM LP

		By:	RATTLER MIDSTREAM GP LLC,
its general partner

Date:	August 8, 2019	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2019	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial Officer)