Form 10-Q
period 2019-09-30
RATTLER MIDSTREAM LP
filed 2019-11-06
CIK 1748773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2019
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-38919

Rattler Midstream LP
(Exact Name of Registrant As Specified in Its Charter)

DE		83-1404608
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)

500 West Texas
Suite 1200
Midland,	TX	79701
(Address of principal executive offices)		(Zip code)
(432) 221-7400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	RTLR	The Nasdaq Stock Market LLC
(NASDAQ Global Select Market)

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

As of November 1, 2019, the registrant had outstanding 43,700,000 common units representing limited partner interests and 107,815,152 Class B units representing limited partner units.

RATTLER MIDSTREAM LP
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

Hydraulic Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock, typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Hydrocarbon	An organic compound containing only carbon and hydrogen.
MBbl	One thousand barrels.
MBbl/d	One thousand barrels per day.
Mcf	One thousand cubic feet of natural gas.
Mcf/d	One thousand cubic feet of natural gas per day.
MMBbl	One million barrels.
MMBbl/d	One million barrels per day.
MMBtu	One million British Thermal Units.
Natural Gas	Hydrocarbon gas found in the earth, composed of methane, ethane, butane, propane and other gases.
Operator	The individual or company responsible for the exploration and/or production of a crude oil or natural gas well or lease.
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

SWD	Saltwater disposal.
Throughput	The volume of product transported or passing through a pipeline, plant, terminal or other facility.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms used in this report:

Diamondback	Diamondback Energy, Inc., a Delaware corporation, and, where applicable, its subsidiaries other than the Partnership and its subsidiaries (including the Operating Company).
Exchange Act	The Securities Exchange Act of 1934, as amended.
FERC	Federal Energy Regulatory Commission.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Rattler Midstream GP LLC, a Delaware limited liability company; the general partner of the Partnership and a wholly-owned subsidiary of Diamondback.
IPO	The Partnership’s initial public offering.
Nasdaq	The Nasdaq Global Select Market.
Operating Company	Rattler Midstream Operating LLC, a Delaware limited liability company and a consolidated subsidiary of the Partnership.
Partnership	Rattler Midstream LP, a Delaware limited partnership.
Predecessor	The Operating Company, prior to May 28, 2019 for accounting purposes.
SEC	Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.

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

Forward-looking statements may include statements about:

•	Diamondback’s ability to meet its drilling and development plans on a timely basis or at all;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third party operators, gatherers, processors and transporters;

•	the demand for and costs of conducting midstream infrastructure services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	our ability to identify, complete and effectively integrate acquisitions into our operations;

•	our ability to achieve anticipated synergies, system optionality and accretion associated with acquisitions;

•	the results of our investments in joint ventures;

•	the price and availability of debt and equity financing;

•	the availability and price of crude oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to our midstream services;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	defaults by Diamondback under our commercial agreements;

•	our lack of asset and geographic diversification;

v

•	changes in availability and cost of capital;

•	increases in our tax liability;

•	the effect of existing and future laws and government regulations;

•	terrorist attacks or cyber threats;

•	the effects of future litigation; and

•	certain factors discussed elsewhere in this report.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Rattler Midstream LP
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2019	2018*
	(In thousands, except unit amounts)
Assets
Current assets:
Cash	$2,694	$8,564
Accounts receivable—related party	29,858	18,274
Accounts receivable—third party	2,894	1,849
Fresh water inventory	13,039	9,200
Other current assets	615	4,209
Total current assets	49,100	42,096
Property, plant and equipment:
Land	88,509	70,373
Property, plant and equipment	883,724	415,888
Accumulated depreciation, amortization and accretion	(53,166)	(28,317)
Property, plant and equipment, net	919,067	457,944
Right of use assets	742	—
Equity method investments	224,990	—
Real estate assets, net	99,664	93,023
Intangible lease assets, net	8,754	10,954
Other assets	3,931	—
Total assets	$1,306,248	$604,017

See accompanying notes to consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Consolidated Balance Sheets - Continued
(Unaudited)

	September 30,	December 31,
	2019	2018*
	(In thousands, except unit amounts)
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable—third party	$104	$100
Other accrued liabilities	73,066	51,804
Taxes payable	108	11,514
Short-term lease liability	742	—
Total current liabilities	74,020	63,418
Long-term debt	103,000	—
Asset retirement obligations	9,520	561
Deferred income taxes	4,560	12,912
Total liabilities	191,100	76,891
Commitment and contingencies (Note 17)
Unitholders' equity:
Limited partners member's equity—Diamondback	—	527,125
General partner—Diamondback	1,000	—
Common units—public (43,700,000 units issued and outstanding as of September 30, 2019)	738,699	—
Class B units—Diamondback (107,815,152 units issued and outstanding as of September 30, 2019)	1,000	1
Total Rattler Midstream LP unitholders’ equity	740,699	527,126
Non-controlling interest	374,449	—
Total equity	1,115,148	527,126
Total liabilities and unitholders’ equity	$1,306,248	$604,017

See accompanying notes to consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018*	2019	2018*
		Predecessor		Predecessor
	(In thousands, expect per unit amounts)
Revenues:
Revenues—related party	$104,866	$46,369	$296,508	$124,170
Revenues—third party	6,840	(82)	15,405	279
Rental income—related party	1,399	672	3,370	1,683
Rental income—third party	1,894	2,087	5,999	6,053
Other real estate income—related party	111	707	265	779
Other real estate income—third party	305	(452)	818	—
Total revenues	115,415	49,301	322,365	132,964
Costs and expenses:
Direct operating expenses	29,789	8,458	76,381	24,656
Cost of goods sold (exclusive of depreciation and amortization)	17,350	10,850	46,252	24,368
Real estate operating expenses	742	553	1,963	1,371
Depreciation, amortization and accretion	11,736	6,039	31,798	17,830
General and administrative expenses	3,240	729	7,677	1,409
(Gain) loss on sale of property, plant and equipment	—	—	(4)	2,568
Total costs and expenses	62,857	26,629	164,067	72,202
Income from operations	52,558	22,672	158,298	60,762
Other income (expense):
Interest expense, net	(553)	—	(638)	—
Expense from equity investments	(631)	—	(695)	—
Total other income (expense)	(1,184)	—	(1,333)	—
Net income before income taxes	51,374	22,672	156,965	60,762
Provision for income taxes	3,294	4,892	22,850	13,114
Net income after taxes	$48,080	$17,780	$134,115	$47,648

Net income before initial public offering			$65,995

Net income subsequent to initial public offering			$68,120
Net income attributable to non-controlling interest subsequent to initial public offering	36,549		51,786
Net income attributable to Rattler Midstream LP	$11,531		$16,334

Net income attributable to common limited partners per unit - subsequent to initial public offering:
Basic	$0.26		$0.37
Diluted	$0.26		$0.37
Weighted average number of limited partner units outstanding:
Basic	43,700		43,564
Diluted	44,836		44,710

See accompanying notes to consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Consolidated Statements of Changes in Unitholders’ Equity
(Unaudited)

	Predecessor	Partnership
	Limited Partners Member's Equity	Limited Partners				General Partner	Non-Controlling Interest
	Amount	Common Units	Amount	Class B Units	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2018*	$527,125	—	$—	—	$1	$—	$—	$527,126
Contributions from Diamondback	458,674		—		—	—	—	458,674
Net income	39,356		—		—	—	—	39,356
Balance at March 31, 2019	1,025,155	—	—	—	1	—	—	1,025,156
Net income prior to the offering	26,639		—		—	—	—	26,639
Distributions prior to the offering	(33,712)		—		—	—	—	(33,712)
Balance at May 28, 2019	1,018,082	—	—	—	1	—	—	1,018,083
Net proceeds from the offering - public	—	43,700	719,627		—	—	—	719,627
Net proceeds from the offering - General Partner	—		—		—	1,000	—	1,000
Net proceeds from the offering - Diamondback	—		—	107,815	999	—	—	999
Unit-based compensation	—		831		—	—	—	831
Elimination of current and deferred tax liabilities	31,094		—		—	—	—	31,094
Allocation of net investment to unitholder	(322,663)		—		—	—	322,663	—
Distributions to Diamondback (Note 1)	(726,513)		—		—	—	—	(726,513)
Net income subsequent to the offering	—		4,803		—	—	15,237	20,040
Balance at June 30, 2019	$—	43,700	$725,261	107,815	$1,000	$1,000	$337,900	$1,065,161

See accompanying notes to consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Consolidated Statements of Changes in Unitholders’ Equity - Continued
(Unaudited)

	Predecessor	Partnership
	Limited Partners Member's Equity	Limited Partners				General Partner	Non-Controlling Interest
	Amount	Common Units	Amount	Class B Units	Amount	Amount	Amount	Total
	(In thousands)
Balance at June 30, 2019	$—	43,700	$725,261	107,815	$1,000	$1,000	$337,900	$1,065,161
Net proceeds from the offering - public			(251)					(251)
Unit-based compensation			2,158		—	—	—	2,158
Net income			11,531		—	—	36,549	48,080
Balance at September 30, 2019	$—	43,700	$738,699	107,815	$1,000	$1,000	$374,449	$1,115,148

See accompanying notes to consolidated financial statements.

Rattler Midstream LP
Consolidated Statements of Changes in Unitholders’ Equity - Continued
(Unaudited)

	Predecessor	Partnership
	Limited Partners Member's Equity	Limited Partners				General Partner	Non-Controlling Interest
	Amount	Common Units	Amount	Class B Units	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2017*	$292,608	—	$—	—	$—	$—	$—	$292,608
Contributions from Diamondback	175,100		—		—	—	—	175,100
Net income	14,396		—		—	—	—	14,396
Balance at March 31, 2018*	482,104	—	—	—	—	—	—	482,104
Contributions from Diamondback	3,417		—		—	—	—	3,417
Net income	15,472		—		—	—	—	15,472
Balance at June 30, 2018*	500,993	—	—	—	—	—	—	500,993
Contributions from Diamondback	(1,982)		—		—	—	—	(1,982)
Net income	17,780		—		—	—	—	17,780
Balance at September 30, 2018*	$516,791	—	$—	—	$—	$—	$—	$516,791

See accompanying notes to consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018*
		Predecessor
	(In thousands)
Cash flows from operating activities:
Net income	$134,115	$47,648
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	22,850	13,114
Depreciation, amortization and accretion	31,798	17,830
(Gain) loss on sale of property, plant and equipment	(4)	2,568
Unit-based compensation expense	2,989	—
Expense from equity method investment	695	—
Changes in operating assets and liabilities:
Accounts receivable—related party	(45,297)	16,911
Accounts receivable—third party	(1,045)	(11)
Accounts payable, accrued liabilities and taxes payable	30,791	16,945
Other assets, including inventory	(13,028)	420
Net cash provided by operating activities	163,864	115,425
Cash flows from investing activities:
Additions to property, plant and equipment	(187,544)	(108,959)
Contributions to equity method investments	(76,141)	—
Proceeds from the sale of fixed assets	18	—
Net cash used in investing activities	(263,667)	(108,959)
Cash flows from financing activities:
Proceeds from borrowings from credit facility	112,000	—
Payments on credit facility	(9,000)	—
Debt issuance costs	(3,929)	—
Net proceeds from initial public offering—public	719,376	—
Net proceeds from initial public offering—General Partner	1,000	—
Net proceeds from initial public offering—Diamondback	999	—
Distribution to Diamondback (Note 1)	(726,513)	—
Net cash provided by financing activities	93,933	—
Net (decrease) increase in cash	(5,870)	6,466
Cash at beginning of period	8,564	8
Cash at end of period	$2,694	$6,474
Supplemental disclosure of non-cash financing activity:
Contributions from Diamondback	$456,055	$176,535
Supplemental disclosure of non-cash investing activity:
Increase in long term assets and inventory	$456,055	$176,535
Change in accrued liabilities related to property, plant and equipment	$4,083	$(7,253)

See accompanying notes to consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Rattler Midstream LP (the “Partnership”) is a publicly traded Delaware limited partnership, the common units of which are listed on the Nasdaq Global Select Market under the symbol “RTLR”. The Partnership was formed on July 27, 2018 by Diamondback to own, operate, develop and acquire midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin. Unless the context requires otherwise, references to “we,” “us,” “our” or “the Partnership” are intended to mean the business and operations of the Partnership and its consolidated subsidiary, Rattler Midstream Partners LLC (the “Operating Company” and, prior to May 28, 2019 for accounting purposes, the “Predecessor”).

On January 31, 2018, Diamondback, through its wholly-owned subsidiary Tall City Towers LLC (“Tall Towers”), acquired from Fasken Midland LLC (“Fasken Midland”) certain real property and related assets in Midland, Texas (the “Fasken Center”). Tall Towers was contributed to the Predecessor effective January 31, 2018, see Note 4—Acquisitions.

The Predecessor’s assets, contributed from Diamondback, included (i) crude oil and natural gas gathering and transportation systems, (ii) saltwater gathering and disposal systems and (iii) fresh water sourcing and distribution systems. All of the Partnership’s businesses are located or operate in the Permian Basin in West Texas.

On August 7, 2018, a Registration Statement on Form S-1 (File No. 333-226645) was filed with the SEC relating to the proposed underwritten initial public offering (the “IPO”) of common units of the Partnership. Prior to the completion of the IPO, the Predecessor was a wholly-owned subsidiary of Diamondback.

Prior to the closing on May 28, 2019 of the Partnership’s IPO of 38,000,000 common units representing limited partner interests, Diamondback owned all of the general and limited partner interests in the Partnership. On May 30, 2019, the underwriters purchased an additional 5,700,000 common units following the exercise in full of their over-allotment option on the same terms, at a price to the public of $17.50 per common unit. The Partnership received net proceeds of approximately $719.4 million from the sale of these common units after deducting offering expenses and underwriting discounts and commissions.

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

As of September 30, 2019, the General Partner held a 100% general partner interest in the Partnership. Diamondback owns all of the Partnership's 107,815,152 Class B units that provide a 71% voting interest. Diamondback owns and controls the General Partner.

As of September 30, 2019, the Partnership owned a 29% controlling membership interest in the Operating Company and Diamondback owned, through its ownership of the Operating Company units, a 71% economic, non-voting interest in the Operating Company. However, as required by GAAP, the Partnership consolidates 100% of the assets and operations of the Operating Company in its financial statements and reflects a non-controlling interest.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

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

The consolidated results of operations following the completion of the IPO are presented together with the results of operations pertaining to the Predecessor. The assets of the Predecessor consist of SWD wells and related gathering systems, office buildings, surface land, an oil gathering system and asset retirement obligations related to these assets, which were contributed effective January 1, 2019. See Note 4—Acquisitions. The capital contribution of the net proceeds from the IPO to the Operating Company in exchange for 29% of the limited liability company units of the Operating Company was accounted for as a combination of entities under common control, with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests. The Partnership did not own any assets prior to May 28, 2019, the date of the equity contribution agreement by and between the Partnership and the Predecessor. Prior to the IPO, the Predecessor was a wholly owned subsidiary of Diamondback. For periods prior to May 28, 2019, the accompanying consolidated financial statements and related notes thereto represent the financial position, results of operations, cash flows and changes in members’ equity of the Predecessor and, for periods on and after May 28, 2019, the accompanying consolidated financial statements and related notes thereto represent the financial position, results of operations, cash flows and changes in partners’ equity of the Partnership and its partially owned subsidiary.

The consolidated financial statements include the accounts of the Partnership and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

Prior to 2018, the Partnership's operations comprised a single operating business segment; however, with the contribution of Tall Towers, the Partnership's operations are now reported in two operating business segments: (i) midstream services and (ii) real estate operations. See Note 19—Report of Operating Business Segments.

These consolidated financial statements have been prepared by the Partnership without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Partnership believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Partnership’s final prospectus dated May 22, 2019 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 24, 2019, which contains a summary of the Partnership’s significant accounting policies and other disclosures.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 30, 2019, the Partnership's significant accounting policies are consistent with those discussed in Note 2—Summary of Significant Accounting Policies of its consolidated financial statements contained in the final prospectus dated May 22, 2019 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 24, 2019.

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

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

The Partnership is subject to margin tax in the state of Texas pursuant to the Tax Sharing Agreement with Diamondback, as discussed further in Note 14—Income Taxes. The Predecessor’s 2016 through 2018 tax years, the periods during which the Predecessor's sole owner, Diamondback, was responsible for federal income taxes on the Predecessor's taxable income, remain open to examination by tax authorities. As of September 30, 2019, the Partnership had no unrecognized tax benefits that would have a material impact on the effective tax rate. The Partnership is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the three and nine months ended September 30, 2019, there was no interest or penalties associated with uncertain tax positions recognized in the Partnership’s consolidated financial statements.

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

For the nine months ended September 30, 2019, the total capital contributions by Diamondback to the Predecessor were $456.1 million, of which $9.2 million related to an office building located in Midland Texas, $18.1 million related to land, $9.4 million related to fresh water assets, $228.3 million related to SWD assets, $35.8 million related to crude oil assets, $149.5 million related to the equity method investments in the EPIC and Gray Oak projects, $31.1 million related to elimination of current and deferred liabilities, and $(25.3) million in additional assets and liabilities, net, related to operations.

Investments

Equity investments in which the Partnership exercises significant influence but does not control are accounted for using the equity method. Under the equity method, generally the Partnership’s share of investees’ earnings or loss is recognized in the statement of operations. The Partnership reviews its investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, the Partnership recognizes an impairment provision.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, “Leases (Topic 842)”. This update, codified in ASC Topic 842 "Leases" ("ASC Topic 842"), applies to any entity that enters into a lease, with some specified scope exemptions. Under this update, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to lessor accounting, changes were made to align key aspects with the revenue recognition guidance. This update was effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities were required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In the normal course of business, the Partnership enters into lease agreements and land easements to support its midstream operations. The Partnership adopted this update effective January 1, 2019. Upon adoption effective January 1, 2019, the Partnership recognized approximately $1.2 million of right-of-use assets, of which the total amount relates to the Partnership’s operating leases. See Note 16—Leases.

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

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

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections”. This update simplifies the guidance in various sections that was duplicative, redundant or outdated. The Partnership adopted this update effective July 2019. It did not have a material impact on its financial position, results of operations or liquidity.

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

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

The following is a summary of the Partnership’s types of revenue agreements:

•
Crude Oil Gathering Agreement. Under the crude oil gathering agreement, the Partnership receives a volumetric fee per Bbl for gathering and delivering crude oil produced by Diamondback within the dedicated acreage.

•
Gas Gathering and Compression Agreement. Under the gas gathering and compression agreement, the Partnership receives a volumetric fee per MMBtu for gathering and processing all natural gas produced by Diamondback within the dedicated acreage.

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee. The table also identifies the reportable segment to which the disaggregated revenues relate. For more information on reportable segments, see Note 19—Report of Operating Business Segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018	Segment
Type of Service:
Fresh water services	$26,485	$19,913	$83,966	$54,677	Midstream
Saltwater services	73,928	19,235	198,344	53,419	Midstream
Crude oil gathering	7,248	4,738	19,231	11,004	Midstream
Natural gas gathering	3,871	2,081	9,908	4,535	Midstream
Surface revenue (non ASC 606 revenues)	174	320	464	814	Midstream
Real estate contracts (non ASC 606 revenues)	3,709	3,014	10,452	8,515	Real Estate
Total revenues	$115,415	$49,301	$322,365	$132,964

4.    ACQUISITIONS

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

5.    REAL ESTATE ASSETS

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

	As of
	Estimated Useful Lives	September 30, 2019	December 31, 2018
	(Years)	(In thousands)
Buildings	30	$102,247	$92,349
Tenant improvements	15	4,446	4,160
Land improvements	15	484	484
Total real estate assets		107,177	96,993
Less: accumulated depreciation		(7,513)	(3,970)
Total investment in real estate, net		$99,664	$93,023

	As of
	Weighted Average Useful Lives	September 30, 2019	December 31, 2018
	(Months)	(In thousands)
In-place lease intangibles	45	$11,301	$10,866
Less: accumulated amortization		(5,304)	(3,076)
In-place lease intangibles, net		5,997	7,790

Above-market lease intangibles	45	3,623	3,623
Less: accumulated amortization		(866)	(459)
Above-market lease intangibles, net		2,757	3,164
Total intangible lease assets, net		$8,754	$10,954

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

6.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth the Partnership’s property, plant and equipment:

		As of
	Estimated	September 30,	December 31,
	Useful Lives	2019	2018
	(Years)	(In thousands)
SWD systems	10-30	$560,514	$220,084
Crude oil gathering systems(1)	30	128,302	66,760
Natural gas gathering and compression systems(1)	10-30	95,573	60,350
Fresh water gathering systems(1)	30	99,335	68,694
Total property, plant and equipment		883,724	415,888
Land	N/A	88,509	70,373
Less: accumulated depreciation, amortization and accretion		(53,166)	(28,317)
Total property, plant and equipment, net		$919,067	$457,944

(1)
Included in gathering systems are $100.9 million and $55.2 million of assets at September 30, 2019 and December 31, 2018, respectively, that are not subject to depreciation, amortization and accretion as the systems were under construction and had not yet been put into service.

The Partnership purchased an additional SWD system for $1.5 million during the quarter ended September 30, 2019.

Internal costs capitalized to property, plant and equipment represent management's estimate of costs incurred directly related to construction activities. Capitalized internal costs were approximately $1.4 million for the three and nine months ended September 30, 2019. There were no capitalized internal costs for the three and nine months ended September 30, 2018.

At September 30, 2019, there was $0.3 million of capitalized interest that was related to property, plant and equipment.

7.    ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations consist primarily of estimated costs of dismantlement, removal, site reclamation, plugging and abandonment and similar activities associated with the Partnership’s infrastructure assets. The following table reflects the changes in the Partnership’s asset retirement obligation for the following periods:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Asset retirement obligation, beginning of period	$561	$383
Liabilities incurred	7,798	136
Liabilities settled	(21)	—
Estimates revised	5	—
Accretion expense during period	1,177	25
Asset retirement obligation, end of period	$9,520	$544

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

8.    EQUITY METHOD INVESTMENTS

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

On February 1, 2019, Diamondback funded and the Predecessor acquired a 10% equity interest in EPIC Crude Holdings, LP (“EPIC”), which is building a pipeline (the “EPIC project”) that, once fully operational, will transport crude and natural gas liquids across Texas for delivery into the Corpus Christi market. As of September 30, 2019, the Partnership's total investment in the EPIC project was $89.2 million. During the nine months ended September 30, 2019, the Partnership recorded net expenses of $0.5 million related to the EPIC project. The EPIC project began initial operations during the third quarter of 2019.

On February 15, 2019, Diamondback funded and the Predecessor acquired a 10% equity interest in Gray Oak Pipeline, LLC (“Gray Oak”), which is building a pipeline (the “Gray Oak project”) that, once operational, will transport crude from the Permian to Corpus Christi on the Texas Gulf Coast. As of September 30, 2019, the Partnership's total investment in the Gray Oak project was $114.5 million. During the nine months ended September 30, 2019, the Partnership recorded net expenses of $0.2 million related to the Gray Oak project. The Gray Oak project is anticipated to be operational in the fourth quarter of 2019.

On March 29, 2019, the Predecessor executed a short-term promissory note to Gray Oak. The note allows for borrowing by Gray Oak of up to $123.0 million at 2.52% interest rate with a maturity date of March 31, 2022. During the three months ended September 30, 2019, there were no borrowings or repayments under this note. There were no outstanding loans at September 30, 2019.

On July 30, 2019, the Operating Company joined Wink to Webster Pipeline LLC as a 4% member, together with affiliates of ExxonMobil, Plains All American Pipeline, Delek US, MPLX LP, and Lotus Midstream. The joint venture is developing a crude oil pipeline with origin points at Wink and Midland in the Permian Basin for delivery to multiple Houston area locations (the "Wink to Webster project"). As of September 30, 2019, the Partnership's total investment in the Wink to Webster project was $21.2 million. During the nine months ended September 30, 2019, the Partnership recorded net income of less than $0.1 million related to interest. The Wink to Webster project is expected to begin service in the first half of 2021.

No impairments were recorded for the Partnership’s equity method investments for the nine months ended September 30, 2019 or 2018.

At September 30, 2019, there was $0.1 million of capitalized interest that was related to equity method investments that have not yet begun operations.

9.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	September 30, 2019	December 31, 2018
	(in thousands)
Rattler revolving credit facility	$103,000	$—
Total long-term debt	$103,000	$—

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

Credit Agreement—Wells Fargo

The Partnership, as parent, and the Operating Company, as borrower, entered into a credit agreement, dated May 28, 2019, (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of banks, including Wells Fargo Bank, National Association, as lenders party thereto.

The Credit Agreement provides for a revolving credit facility in the maximum amount of $600.0 million. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid at the maturity date of May 28, 2024. The loan is guaranteed by the Partnership and Tall City, and is secured by substantially all of the assets of the Partnership, the Operating Company and Tall City. As of September 30, 2019, the Operating Company had $103.0 million of outstanding borrowings and $497.0 million available for future borrowings under the Credit Agreement.

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

As of September 30, 2019, each of the Partnership and the Operating Company was in compliance with all financial covenants under the Credit Agreement. The lenders may accelerate all of the indebtedness under the Credit Agreement upon the occurrence and during the continuance of any event of default. The Credit Agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change in control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial maintenance covenants, but non-payment of interest and breaches of

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

certain affirmative covenants are subject to customary cure periods. With certain specified exceptions, the terms and provisions of the Credit Agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

10.    UNIT-BASED COMPENSATION

On May 22, 2019, the board of directors of the General Partner adopted the Rattler Midstream LP Long Term Incentive Plan (“LTIP”), for employees, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. As of September 30, 2019, a total of 15,151,515 common units had been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

For the three and nine months ended September 30, 2019, the Partnership incurred $2.2 million and $3.0 million, respectively, of unit–based compensation.

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

The following table presents the phantom unit activity under the LTIP for the nine months ended September 30, 2019:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at May 28, 2019	—	$—
Granted	2,248,572	$19.20
Forfeited	(57,143)	$19.21
Unvested at September 30, 2019	2,191,429	$19.20

As of September 30, 2019, the unrecognized compensation cost related to unvested phantom units was $39.1 million. Such cost is expected to be recognized over a weighted-average period of 2.65 years.

11.    UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and limited partner units. At September 30, 2019, the Partnership had a total of 43,700,000 common units issued and outstanding and 107,815,152 Class B units issued and outstanding, of which no common units and 107,815,152 Class B units were owned by Diamondback, representing approximately 71% of the Partnership’s total units outstanding. The Operating Company units and the Partnership’s Class B units owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

The following table summarizes changes in the number of the Partnership’s common units:

Common Units
Balance at May 28, 2019	—
Common units issued in public offerings	43,700,000
Balance at September 30, 2019	43,700,000

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

The following table summarizes changes in the number of the Partnership’s class B units:

Class B Units
Balance at May 28, 2019	—
Units related to tax conversion	107,815,152
Balance at September 30, 2019	107,815,152

In connection with the closing of the Partnership's IPO, the board of directors of the General Partner adopted a policy pursuant to which the Partnership will pay, to the extent legally available, cash distributions of $0.25 per common unit to common unitholders of record on the applicable record date within 60 days after the end of each quarter beginning with the quarter ending September 30, 2019. The Partnership's first distribution will be prorated for the period from the closing of the IPO through September 30, 2019 and will total $0.34 per common unit. The board of directors of the General Partner may change the Partnership's distribution policy at any time and from time to time. The Partnership Agreement (discussed below) does not require the Partnership to pay cash distributions on the Partnership's common units on a quarterly or other basis.

12.    EARNINGS PER UNIT

The net income per common unit on the consolidated statements of operations is based on the net income of the Partnership for the three months ended September 30, 2019 and the period after the closing of the IPO on May 28, 2019 through September 30, 2019, since this is the amount of net income that is attributable to the Partnership’s common units.

The Partnership’s net income is allocated wholly to the common units, as the General Partner does not have an economic interest.

Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period.

	Three Months Ended September 30, 2019	May 28, 2019 to September 30, 2019
	(In thousands, except per unit amounts)
Net income attributable to Rattler Midstream LP	$11,531	$16,334
Weighted average common units outstanding:
Basic weighted average common units outstanding	43,700	43,564
Effect of dilutive securities:
Potential common units issuable	1,136	1,146
Diluted weighted average common units outstanding	44,836	44,710
Net income per common unit, basic	$0.26	$0.37
Net income per common unit, diluted	$0.26	$0.37

13.    RELATED PARTY TRANSACTIONS

Partnership Agreement

In connection with the closing of the IPO, the General Partner and Energen Resources Corporation, a subsidiary of Energen, entered into the first amended and restated agreement of limited partnership of Rattler Midstream LP, dated May 28, 2019 (the “Partnership Agreement”). The Partnership Agreement requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which its General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

to persons who perform services for the Partnership or on its behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the three and nine months ended September 30, 2019, the General Partner allocated $0.2 million and $0.3 million, respectively, of such expenses to the Partnership.

Services and Secondment Agreement

In connection with the closing of the IPO, the Partnership entered into a services and secondment agreement with Diamondback, Diamondback E&P LLC, the General Partner and the Operating Company, dated as of May 28, 2019 (the “Services and Secondment Agreement”). Pursuant to the Services and Secondment Agreement, Diamondback and its subsidiaries second certain operational, construction, design and management employees and contractors of Diamondback to the General Partner, the Partnership and its subsidiaries, providing management, maintenance and operational functions with respect to the Partnership’s assets. The Services and Secondment Agreement requires the General Partner and the Partnership to reimburse Diamondback for the cost of the seconded employees and contractors, including their wages and benefits. For the three and nine months ended September 30, 2019, the General Partner and the Partnership paid Diamondback $1.0 million and $3.1 million under the Services and Secondment Agreement, respectively.
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

For the three and nine months ended September 30, 2019, the Partnership accrued state income tax expense of approximately $0.1 million for its share of Texas margin tax for which the Partnership's share of the Operating Company results are included in a combined tax return filed by Diamondback.

14.    INCOME TAXES

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

In certain circumstances, GAAP requires or permits entities such as the Predecessor to account for income taxes under the principles of ASC Topic 740, "Income Taxes" ("ASC Topic 740"), notwithstanding the fact that the separate legal entity’s activity is attributed to its owner for income tax purposes. Accordingly, the Predecessor has applied the principles of ASC Topic 740 to its financial statements herein, for periods prior to the Partnership’s IPO, as if the Predecessor had been subject to taxation as a corporation. Consistent with the overall basis of presentation as described in Note 1—Organization and Basis of Presentation, for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018, net income for the period prior to the Partnership’s IPO reflects income taxes based on federal and state income tax rates, net of federal benefit, applicable to the Predecessor as if it had been subject to taxation as a corporation. In connection with the completion of the IPO, an adjustment of $31.1 million to equity of the Predecessor was recorded for the elimination of current and deferred tax liabilities related to the period prior to the IPO.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

For the nine months ended September 30, 2019, net income for the period prior to the IPO reflects income tax expense of $18.2 million and for the three and nine months ended September 30, 2019, net income for the period subsequent to the IPO reflects income tax expense of $3.3 million and $4.7 million, respectively. For the three and nine months ended September 30, 2018, net income of the Predecessor reflects income tax expense of $4.9 million and $13.1 million, respectively. Total income tax expense for these periods differed from applying the U.S. statutory corporate income tax rate to pre-tax income primarily due to state income taxes, net of federal benefit, and due to net income attributable to the noncontrolling interest for the period subsequent to the IPO.

The effective income tax rates for the three and nine months ended September 30, 2019, were 6.4% and 14.6%, respectively. The effective income tax rate for the three and nine months ended September 30, 2018 was 21.6%. The decrease in the effective income tax rates for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, is primarily due to net income attributable to the noncontrolling interest in 2019 periods subsequent to the Partnership’s IPO.

15.    FAIR VALUE MEASUREMENTS

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

The Partnership estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations.” The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with SWD wells. Given the unobservable nature of the inputs, including plugging costs and useful lives, the initial measurement of the ARO liability is deemed to use Level 3 inputs. See Note 7—Asset Retirement Obligations for further discussion of the Partnership’s asset retirement obligations.

16.    LEASES

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

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

The following table summarizes operating lease costs for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in thousands)
Operating lease costs	$460	$1,570

For the nine months ended September 30, 2019, cash paid for operating lease liabilities, and reported in cash flows provided by operating activities on the Partnership’s Statement of Consolidated Cash Flows, was $1.5 million. During the nine months ended September 30, 2019, the Partnership recorded an additional $0.9 million of right-of-use assets in exchange for new lease liabilities.

The operating lease right-of-use assets were reported on the Consolidated Balance Sheet. As of September 30, 2019, the operating right-of-use assets were $0.7 million and the operating lease liabilities were $0.7 million, of which $0.7 million was classified as current. As of September 30, 2019, the weighted average remaining lease term was 0.7 years and the weighted average discount rate was 8.5%.

Schedule of Operating Lease Liability Maturities

The following table summarizes undiscounted cash flows owed by the Partnership to lessors pursuant to contractual agreements in effect as of September 30, 2019:

As of September 30, 2019
(In thousands)
2019 (October - December)	$335
2020	426
Total lease payments	761
Less: interest	19
Present value of lease liabilities	$742

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

17.    COMMITMENTS AND CONTINGENCIES

The Partnership is a party to various legal proceedings, disputes and claims from time to time arising in the course of its business, including those that arise from interpretation of federal and state laws and regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. While the ultimate outcome of the pending proceedings, disputes or claims, and any resulting impact on the Partnership, cannot be predicted with certainty, the Partnership believes that none of these matters, if ultimately decided adversely, will have a material adverse effect on the Partnership’s financial condition, cash flows or results of operations. The Partnership’s assessment is based on information known about the pending matters and its experience in contesting, litigating and settling similar matters. Actual outcomes could differ materially from the Partnership’s assessment. The Partnership records reserves for contingencies related to outstanding legal proceedings, disputes or claims when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

As of September 30, 2019, the Partnership's anticipated future capital commitments for its equity investments include $42.8 million for the remainder of 2019 and total $141.9 million in aggregate.

18.    SUBSEQUENT EVENTS

Cash Distribution

On October 31, 2019, the board of directors of the General Partner approved a cash distribution for the third quarter of 2019 of $0.25 per common unit, totaling $0.34 per common unit as prorated for the period from the closing of the IPO through September 30, 2019, payable on November 22, 2019, to unitholders of record at the close of business on November 15, 2019.

Recent Acquisitions

Reliance Acquisition

On October 3, 2019, the Partnership and Oryx Midstream, a portfolio company of Stonepeak Infrastructure Partners (“Oryx”), announced that OMOG JV LLC, their newly-formed joint venture entity (the “Joint Venture”), had entered into a definitive purchase and sale agreement with Reliance Midstream, LLC and other third-party sellers to acquire 100% of Reliance Gathering, LLC (“Reliance Gathering”) for $355 million in cash, subject to certain adjustments under the purchase and sale agreement (the “Pending Acquisition”). In accordance with their membership interests in the Joint Venture, the Partnership and Oryx will pay 60% and 40% of the purchase price, respectively.

Reliance Gathering operates a crude oil gathering system with over 230 miles of gathering and regional transportation pipelines and approximately 200,000 barrels of crude oil storage in Midland, Martin, Andrews, and Ector Counties, Texas. The system has current throughput of over 110,000 Bbl/d primarily from six oil and gas operators, including Diamondback. The top three producers, who had contributed over 85% of the throughput through July 2019, have, on average, over ten years of dedication remaining. Over 160,000 gross acres in Northern Midland Basin are dedicated to the system under long-term, fixed-fee agreements, some of which benefit from minimum volume commitments. Diamondback operates approximately 38% of the dedicated acreage and produced approximately 35% of the throughput through July 2019.

Pursuant to the limited liability company agreement entered into in connection with the formation of the Joint Venture, the Joint Venture will be managed by a board of managers consisting of designees of the Partnership and Oryx. Oryx will be the operator of the gathering system under an operating and management services agreement entered into with the Joint Venture.

The Pending Acquisition is anticipated to close in the fourth quarter of 2019, subject to certain closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Partnership intends to fund its portion of the purchase price for the Pending Acquisition with cash on hand and borrowings under its credit facility. The Partnership will account for the Joint Venture as an equity method investment.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

Other Acquisitions

In October 2019, the Partnership acquired from third party sellers two SWD wells and two approved permits with an aggregate of 110,000 Bbl/d of additional disposal capacity and 12.7 miles of SWD gathering lines for a total of $15.3 million. One of these wells is in the Delaware Basin. The other well and both approved permits are in the Midland Basin.

Amendment to Credit Agreement

On October 23, 2019, the Partnership entered into a first amendment (the “First Amendment”) to the Credit Agreement, with the Operating Company, Wells Fargo Bank, National Association, as the administrative agent, and certain lenders from time to time party thereto. The First Amendment, among other things, provides the Operating Company with additional flexibility to make investments in joint ventures and other third parties, including investments in the Wink to Webster project and the Joint Venture. Pursuant to the First Amendment, the Joint Venture is designated as an unrestricted subsidiary under the Credit Agreement.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

19.    REPORT OF OPERATING BUSINESS SEGMENTS

The Partnership's operations are reported in two operating business segments: (i) midstream services and (ii) real estate operations. The following tables summarize the results of the Partnership's operating business segments during the periods presented:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(In thousands)	Midstream Services	Real Estate Operations	Total	Midstream Services	Real Estate Operations	Total
Revenues—related party	$104,866	$—	$104,866	$46,369	$—	$46,369
Revenues—third party	6,840	—	6,840	(82)	—	(82)
Rental income—related party	—	1,399	1,399	—	672	672
Rental income—third party	—	1,894	1,894	—	2,087	2,087
Other real estate income—related party	—	111	111	—	707	707
Other real estate income—third party	—	305	305	—	(452)	(452)
Total revenues	111,706	3,709	115,415	46,287	3,014	49,301
Direct operating expenses	29,789	—	29,789	8,458	—	8,458
Cost of goods sold (exclusive of depreciation and amortization)	17,350	—	17,350	10,850	—	10,850
Real estate operating expenses	—	742	742	—	553	553
Depreciation, amortization and accretion	9,835	1,901	11,736	4,134	1,905	6,039
Segment profit	54,732	1,066	55,798	22,845	556	23,401
General and administrative expenses			(3,240)			(729)
Interest expense, net			(553)			—
Expense from equity investments			(631)			—
Net income before income taxes	54,732	1,066	51,374	22,845	556	22,672
Provision for income taxes			3,294			4,892
Net income	$54,732	$1,066	$48,080	$22,845	$556	$17,780

Segment assets	$917,577	$109,908	$1,027,485	$401,887	$106,832	$508,719

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(In thousands)	Midstream Services	Real Estate Operations	Total	Midstream Services	Real Estate Operations	Total
Revenues—related party	$296,508	$—	$296,508	$124,170	$—	$124,170
Revenues—third party	15,405	—	15,405	279	—	279
Rental income—related party	—	3,370	3,370	—	1,683	1,683
Rental income—third party	—	5,999	5,999	—	6,053	6,053
Other real estate income—related party	—	265	265	—	779	779
Other real estate income—third party	—	818	818	—	—	—
Total revenues	311,913	10,452	322,365	124,449	8,515	132,964
Direct operating expenses	76,381	—	76,381	24,656	—	24,656
Cost of goods sold (exclusive of depreciation and amortization)	46,252	—	46,252	24,368	—	24,368
Real estate operating expenses	—	1,963	1,963	—	1,371	1,371
(Gain) loss on sale of property, plant and equipment	(4)	—	(4)	2,568	—	2,568
Depreciation, amortization and accretion	26,028	5,770	31,798	12,722	5,108	17,830
Segment profit	163,256	2,719	165,975	60,135	2,036	62,171
General and administrative expenses			(7,677)			(1,409)
Interest expense, net			(638)			—
Expense from equity investments			(695)			—
Net income before income taxes	163,256	2,719	156,965	60,135	2,036	60,762
Provision for income taxes			22,850			13,114
Net income	$163,256	$2,719	$134,115	$60,135	$2,036	$47,648

Segment assets	$917,577	$109,908	$1,027,485	$401,887	$106,832	$508,719

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

Overview

We are a growth-oriented Delaware limited partnership formed by Diamondback in July 2018 to own, operate, develop and acquire midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin, one of the most prolific oil producing areas in the world. We are the only publicly-traded, pure-play Permian midstream company focused on the Midland and Delaware Basins. We provide crude oil, natural gas and water-related midstream services (including fresh water sourcing and transportation and saltwater gathering and disposal) to Diamondback under long-term, fixed-fee contracts. As of September 30, 2019, our assets include 851 miles of pipeline across the Midland and Delaware Basins with approximately 236,000 Bbl/d of crude oil gathering capacity, 105,000 Mcf/d of natural gas compression capability, 150,000 Mcf/d of natural gas gathering capacity, 3.2 MMBbl/d of SWD capacity and 575,000 Bbl/d of fresh water gathering capacity. In addition to the midstream infrastructure assets, we own equity interests in three long-haul crude oil pipelines, which, upon completion, will run from the Permian to the Texas Gulf Coast. We are critical to Diamondback’s growth plans because we provide a long-term midstream solution to its increasing crude oil, natural gas and water-related services needs through our robust infield gathering systems and SWD capabilities.

As of September 30, 2019, our General Partner had a 100% general partner interest in us, and Diamondback owned no common units and all of our 107,815,152 outstanding Class B units, representing approximately 71% of our total units outstanding. Diamondback also owns and controls our General Partner.

As of September 30, 2019, we own a 29% controlling membership interest in the Operating Company and Diamondback owns, through its ownership of the Operating Company units, a 71% economic, non-voting interest in the Operating Company. However, as required by GAAP, we consolidate 100% of the assets and operations of the Operating Company in our financial statements and reflect a non-controlling interest.

Recent Developments

Initial Public Offering

Prior to the closing on May 28, 2019 of our IPO of common units representing limited partner interests, Diamondback owned all of the general and limited partner interests in our Predecessor. On May 22, 2019, we priced 38,000,000 common units in our IPO at a price of $17.50 per share, and on May 23, 2019 our common units began trading on the Nasdaq Global Select Market under the symbol “RTLR”. On May 30, 2019, the underwriters purchased an additional 5,700,000 common units following the exercise in full of their over-allotment option. We received aggregate net proceeds of $719.4 million from the sale of these common units, after deducting the underwriting discount and offering expenses.

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
Our crude oil infrastructure assets consist of gathering pipelines and metering facilities, which collectively gather crude oil for our customers. Our facilities gather crude oil from horizontal and vertical wells in Diamondback’s ReWard, Spanish Trail, Pecos and Fivestones areas within the Permian. Our natural gas gathering and compression system consists of gathering pipelines, compression and metering facilities, which collectively service the production from Diamondback’s Pecos area assets within the Permian. Our fresh water sourcing and distribution assets consist of water wells, hydraulic fracturing pits, pipelines and water treatment facilities, which collectively gather and distribute water from Permian aquifers to the drilling and completion sites through buried pipelines and temporary surface pipelines. Our saltwater gathering and disposal system spans approximately 460 miles and consists of gathering pipelines along with SWD wells and facilities which collectively gather and dispose of saltwater from operations throughout Diamondback’s Permian acreage.
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

Ajax and Energen Assets
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

EPIC and Gray Oak Projects

Diamondback funded and our Predecessor acquired a 10% equity interest in each of the EPIC and Gray Oak projects, long-haul crude oil pipelines under development that we expect, following commencement of full operations, will provide us with a steady, oil-weighted cash flow stream. These pipelines will also provide Diamondback with long-term long-haul transportation capacity for a portion of its Delaware and Midland Basin crude oil production. These pipelines will provide Diamondback a total takeaway capacity of up to 200,000 Bbl/d.

Reliance Acquisition

On October 3, 2019, we and Oryx announced the Pending Acquisition, whereby the Joint Venture will acquire 100% of Reliance Gathering from Reliance Midstream, LLC and other third-party sellers for $355 million in cash, subject to certain adjustments under the purchase and sale agreement. In accordance with our membership interests in the Joint Venture, we and Oryx will pay 60% and 40% of the purchase price, respectively.

Reliance Gathering operates a crude oil gathering system with over 230 miles of gathering and regional transportation pipelines and approximately 200,000 barrels of crude oil storage in Midland, Martin, Andrews, and Ector Counties, Texas. The system has current throughput of over 110,000 Bbl/d from six oil and gas operators, including Diamondback. The top three producers, who had contributed over 85% of the 2019 throughput through July 2019, have, on average, over ten years of dedication remaining. Over 160,000 gross acres in Northern Midland Basin are dedicated to the system under long-term, fixed-fee agreements, some of which benefit from minimum volume commitments. Diamondback operates approximately 38% of the dedicated acreage and produced approximately 35% of the 2019 throughput through July 2019.

Pursuant to the limited liability company agreement entered into in connection with the formation of the Joint Venture, the Joint Venture will be managed by a board of managers consisting of our designees and designees of Oryx. Oryx will be the operator of the gathering system under an operating and management services agreement entered into with the Joint Venture.

The Pending Acquisition is anticipated to close in the fourth quarter of 2019, subject to certain closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. We intend to fund our portion of the purchase price for the Pending Acquisition with cash on hand and borrowings under its credit facility.

Other Acquisitions
In October 2019, we acquired from third party sellers two SWD wells with an aggregate of 110,000 Bbl/d of additional disposal capacity and 12.7 miles of SWD gathering lines for a total of $15.3 million. One of these wells is in the Delaware Basin and the other is in the Midland Basin.

Amendment to Credit Agreement
On October 23, 2019, we entered into the First Amendment to the Credit Agreement, with the Operating Company, Wells Fargo Bank, National Association, as the administrative agent, and certain lenders from time to time party thereto. The First Amendment, among other things, provides the Operating Company with additional flexibility to make investments in joint ventures and other third parties, including investments in the Wink to Webster project and the Joint Venture. Pursuant to the First Amendment, the Joint Venture is designated as an unrestricted subsidiary under the Credit Agreement.

2019 Highlights

Significant Operating Results

The following are the significant operating results for the three months ended September 30, 2019 as compared with the three months ended September 30, 2018:

•	average crude oil gathering volumes of 88,990 Bbl/d, an increase of 62% year over year;

•	average natural gas gathering volumes of 91,455 MMBtu/d, an increase of 95% year over year;

•	average saltwater services volumes of 845,877 Bbl/d, an increase of 157% year over year; and

•	average fresh water delivered volumes of 384,066 Bbl/d, and increase of 37% year over year.

Operational Update

As of September 30, 2019, we have a total of 851 miles of pipelines across the Midland and Delaware Basins with a total of approximately 236,000 Bbl/d of crude oil gathering capacity, 105,000 Mcf/d of natural gas compression capability, 150,000 Mcf/d of natural gas gathering capacity, 3.2 MMBbl/d of SWD capacity and 575,000 Bbl/d of fresh water gathering capacity, all located in what we believe is the core of the Midland and Delaware Basins of the Permian and overlaying Diamondback’s seven core development areas.

Pipeline Infrastructure Assets
The following tables provide information regarding our gathering, compression and transportation system as of September 30, 2019 and utilization for the quarter ended September 30, 2019:

(miles)	Delaware Basin	Midland Basin	Permian Total
Crude oil	102	44	146
Natural gas	148	—	148
SWD	250	210	460
Fresh water	26	71	97
Total	526	325	851

(capacity/capability)	Delaware Basin	Midland Basin	Permian Total	Utilization
Crude oil (Bbl/d)	180,000	56,000	236,000	38%
Natural gas compression (Mcf/d)	105,000	—	105,000	83%
Natural gas pipeline (Mcf/d)	150,000	—	150,000	51%
SWD (Bbl/d)	1,702,300	1,526,500	3,228,800	28%
Fresh water (Bbl/d)	120,000	455,000	575,000	67%

Throughput and Volumes

The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas and water for which we provide midstream services. These volumes are affected primarily by changes in the supply of and demand for crude oil and natural gas in the markets served directly or indirectly by our assets. The following table summarizes throughput and crude oil sales volumes for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(throughput)	2019	2018	2019	2018
Crude oil gathering volumes (Bbl/d)	88,990	54,995	80,594	42,875
Natural gas gathering volumes (MMBtu/d)	91,455	46,916	78,918	36,912
Saltwater services volumes (Bbl/d)	845,877	329,332	776,215	262,642
Fresh water services volumes (Bbl/d)	384,066	280,528	394,946	268,948

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

We are subject to the Texas margin tax. For the three and nine months ended September 30, 2019, we accrued approximately $0.1 million for Texas margin tax payable pursuant to the Tax Sharing Agreement with Diamondback.

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

Equity Investments

On February 1, 2019, Diamondback funded and our Predecessor acquired a 10% equity interest in the EPIC project and on February 15, 2019, Diamondback funded and our Predecessor acquired a 10% equity interest in the Gray Oak project. On July 30, 2019, the Operating Company joined the Wink to Webster project as a 4% member, together with affiliates of ExxonMobil, Plains All American Pipeline, Delek US, MPLX LP, and Lotus Midstream.

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

Income Taxes

Income tax expense includes U.S. federal and state taxes on operations, as applicable. Prior to our IPO, our Predecessor was organized as a disregarded entity for income tax purposes. As a result, our Predecessor’s sole owner, Diamondback, was responsible for federal income taxes on our Predecessor’s taxable income. Even though we are organized as a limited partnership under state law, we are treated as a corporation for U.S. federal income tax purposes and are subject to U.S. federal and state income tax at corporate rates, subsequent to the effective date of our election to be treated as a corporation. As such, our net income for the three and nine months ended September 30, 2019 reflects a provision for income taxes for the period subsequent to our IPO. For the periods prior to our IPO, net income for the nine months ended September 30, 2019 and the three and nine months ended 2018 reflects on a pro forma basis, a provision for income taxes as if our Predecessor had been treated as a corporation for U.S. federal income tax purposes.

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

Results of Operations for the Three Months Ended September 30, 2019 and 2018

The following table sets forth selected historical operating data for the periods indicated:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Midstream Services	Real Estate Operations	Total	Midstream Services	Real Estate Operations	Total
Operating Results:	(In thousands)
Revenues:
Total revenues	$111,706	$3,709	$115,415	$46,287	$3,014	$49,301
Costs and expenses:
Direct operating expenses	29,789	—	29,789	8,458	—	8,458
Cost of goods sold (exclusive of depreciation and amortization)	17,350	—	17,350	10,850	—	10,850
Real estate operating expenses	—	742	742	—	553	553
Depreciation, amortization and accretion	9,835	1,901	11,736	4,134	1,905	6,039
General and administrative expenses			3,240			729
Total costs and expenses	56,974	2,643	62,857	23,442	2,458	26,629
Income from operations	54,732	1,066	52,558	22,845	556	22,672
Other income (expense):
Interest expense, net			(553)			—
Expense from equity investments			(631)			—
Total other income (expense)			(1,184)			—
Net income before income taxes	54,732	1,066	51,374	22,845	556	22,672
Provision for income taxes			3,294			4,892
Net income after taxes	$54,732	$1,066	$48,080	$22,845	$556	$17,780

Net income before initial public offering

Net income subsequent to initial public offering
Net income attributable to non-controlling interest subsequent to initial public offering			36,549
Net income attributable to Rattler Midstream LP	$54,732	$1,066	$11,531

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenues

Revenues increased by $66.1 million, or 134%, to $115.4 million for the three months ended September 30, 2019 from $49.3 million for the three months ended September 30, 2018. This increase relates to increased volumes largely due to the contribution of certain crude oil gathering, SWD wells and land and buildings that Diamondback acquired pursuant to the Ajax acquisition and the Energen acquisition, which Diamondback contributed to us effective January 1, 2019, as well as the additional build out of historical Partnership systems.

Direct Operating Expenses

Direct operating expenses increased by $21.3 million, or 252%, to $29.8 million for the three months ended September 30, 2019 from $8.5 million for three months ended September 30, 2018. This increase was primarily due to increased volumes largely attributable to the contribution of certain crude oil gathering, SWD wells and land and buildings that Diamondback acquired pursuant to the Ajax acquisition and the Energen acquisition, which Diamondback contributed to us effective January 1, 2019, as well as the additional build out of historical Partnership systems.

Cost of Goods Sold

Cost of goods sold (exclusive of depreciation and amortization) increased by $6.5 million, or 60%, to $17.4 million for the three months ended September 30, 2019 from $10.9 million for the three months ended September 30, 2018. The increase relates to the increased build out of historical fresh water systems of the Operating Company.

Real Estate Operating Expenses

Real estate operating expenses increased by $0.2 million, or 34%, to $0.7 million for the three months ended September 30, 2019 from $0.6 million for the three months ended September 30, 2018. The increase primarily relates to the normal maintenance and the addition of new tenants.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense increased by $5.7 million, or 94%, to $11.7 million for the three months ended September 30, 2019 from $6.0 million for the three months ended September 30, 2018. This increase was primarily due to asset contributions from Diamondback and further development of existing gathering, transportation and disposal systems.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million to $3.2 million for the three months ended September 30, 2019 from $0.7 million for the three months ended September 30, 2018. This increase was primarily due to increased shared service allocations and additional professional service fees attributable to business growth, the contribution of additional midstream assets and additional public company costs incurred.

Net Interest Expense

Net interest expense was $0.6 million for the three months ended September 30, 2019. For the three months ended September 30, 2018, there was no net interest expense. This increase was due to the Partnership entering into the Credit Agreement on May 28, 2019 and having a full period of borrowings during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Expense from Equity Investments

Expense from equity investments was $0.6 million for the three months ended September 30, 2019, and was primarily related to interest expense incurred on Gray Oak's promissory note and operating expenses related to EPIC assets that were placed into service. There was no expense from equity investments for the three months ended September 30, 2018.

Provision for Income Taxes

We recorded income tax expense of $3.3 million and $4.9 million for the three months ended September 30, 2019 and 2018, respectively. The change in our income tax provision was primarily due to the impact of net income attributable to the non-controlling interest, partially offset by an increase in pre-tax income, for the three months ended September 30, 2019. Total income tax expense for the three months ended September 30, 2019 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

The following table sets forth selected historical operating data for the periods indicated:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Midstream Services	Real Estate Operations	Total	Midstream Services	Real Estate Operations	Total
Operating Results:	(In thousands)
Revenues:
Total revenues	$311,913	$10,452	$322,365	$124,449	$8,515	$132,964
Costs and expenses:
Direct operating expenses	76,381	—	76,381	24,656	—	24,656
Cost of goods sold (exclusive of depreciation and amortization)	46,252	—	46,252	24,368	—	24,368
Real estate operating expenses	—	1,963	1,963	—	1,371	1,371
Depreciation, amortization and accretion	26,028	5,770	31,798	12,722	5,108	17,830
General and administrative expenses			7,677			1,409
(Gain) loss on sale of property, plant and equipment	(4)	—	(4)	2,568	—	2,568
Total costs and expenses	148,657	7,733	164,067	64,314	6,479	72,202
Income from operations	163,256	2,719	158,298	60,135	2,036	60,762
Other income (expense):
Interest expense, net			(638)			—
Expense from equity investments			(695)			—
Total other income (expense)			(1,333)			—
Net income before income taxes	163,256	2,719	156,965	60,135	2,036	60,762
Provision for income taxes			22,850			13,114
Net income after taxes	$163,256	$2,719	$134,115	$60,135	$2,036	$47,648

Net income before initial public offering			$65,995

Net income subsequent to initial public offering			$68,120
Net income attributable to non-controlling interest subsequent to initial public offering			51,786
Net income attributable to Rattler Midstream LP	$163,256	$2,719	$16,334

Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenues

Revenues increased by $189.4 million, or 142%, to $322.4 million for the nine months ended September 30, 2019 from $133.0 million for the nine months ended September 30, 2018. This increase relates to increased volumes largely due to the contribution of certain crude oil gathering, SWD wells and land and buildings that Diamondback acquired pursuant to the Ajax acquisition and the Energen acquisition, which Diamondback contributed to us effective January 1, 2019, as well as the additional build out of historical Partnership systems.

Direct Operating Expenses

Direct operating expenses increased by $51.7 million, or 210%, to $76.4 million for the nine months ended September 30, 2019 from $24.7 million for the nine months ended September 30, 2018. This increase was primarily due to increased volumes largely attributable to the contribution of certain crude oil gathering, SWD wells and land and buildings that Diamondback acquired pursuant to the Ajax acquisition and the Energen acquisition, which Diamondback contributed to us effective January 1, 2019, as well as the additional build out of historical Partnership systems.

Cost of Goods Sold

Cost of goods sold (exclusive of depreciation and amortization) increased by $21.9 million, or 90%, to $46.3 million for the nine months ended September 30, 2019 from $24.4 million for the nine months ended September 30, 2018. The increase relates to the increased build out of historical fresh water systems of the Operating Company.

Real Estate Operating Expenses

Real estate operating expenses increased by $0.6 million, or 43%, to $2.0 million for the nine months ended September 30, 2019 from $1.4 million for the nine months ended September 30, 2018. The increase primarily relates to the normal maintenance and the addition of new tenants.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion increased by $14.0 million, or 78%, to $31.8 million for the nine months ended September 30, 2019 from $17.8 million for the nine months ended September 30, 2018. This increase was primarily due to asset contributions from Diamondback and further development of existing gathering, transportation and disposal systems.

General and Administrative Expenses

General and administrative expenses increased by $6.3 million to $7.7 million for the nine months ended September 30, 2019 from $1.4 million for the nine months ended September 30, 2018. This increase was primarily due to increased shared service allocations and additional professional service fees attributable to business growth, the contribution of additional midstream assets and additional public company costs incurred.

(Gain) loss on Sale of Property, Plant and Equipment

Loss on sale of property, plant and equipment was $2.6 million for the nine months ended September 30, 2018, and was due to the exchange of interest in SWD assets. Gain on sale of property, plant and equipment was negligible for the nine months ended September 30, 2019.

Net Interest Expense

Net interest expense was $0.6 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, there was no net interest expense. This increase was due to the Partnership entering into the Credit Agreement on May 28, 2019 and having a full period of borrowings during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Expense from Equity Investments

Expense from equity investments was $0.7 million for the nine months ended September 30, 2019, and was primarily related to interest expense incurred on Gray Oak's promissory note and operating expenses related to EPIC assets that were placed into service. There was no income or expense from equity investments for the nine months ended September 30, 2018.

Provision for Income Taxes

We recorded income tax expense of $22.9 million and $13.1 million for the nine months ended September 30, 2019 and 2018, respectively. The change in our income tax provision was primarily due to an increase in pre-tax income for the nine months ended September 30, 2019, partially offset by the impact of net income attributable to non-controlling interest for the 2019 period subsequent to our IPO. Total income tax expense for the nine months ended September 30, 2019 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to net income attributable to the non-controlling interest.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measures for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Reconciliation of net income to Adjusted EBITDA:
Net income	$48,080	$17,780	$134,115	$47,648
Depreciation, amortization and accretion	11,736	6,039	31,798	17,830
Interest expense, net of amount capitalized	553	—	638	—
Interest expense related to equity investments	1,012	—	1,161	—
Depreciation related to equity investments	193	—	193	—
Non-cash unit-based compensation expense	2,158	—	2,989	—
Provision for income taxes	3,294	4,892	22,850	13,114
Adjusted EBITDA	67,026	$28,711	193,744	$78,592
Less: Adjusted EBITDA prior to the Offering	—		(100,743)
Adjusted EBITDA subsequent to the Offering	67,026		93,001
Less: Adjusted EBITDA attributable to non-controlling interest	(47,694)		(66,177)
Adjusted EBITDA attributable to Rattler Midstream LP	$19,332		$26,824

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Prior to our IPO, our sources of liquidity were based on cash flow from operations and funding from Diamondback.

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

On October 31, 2019, the board of directors of our General Partner approved a cash distribution for the third quarter of 2019 of $0.25 per common unit, totaling $0.34 per common unit as prorated for the period from the closing of the IPO through September 30, 2019, payable on November 22, 2019, to unitholders of record at the close of business on November 15, 2019.

Cash Flows

Net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash Flow Data:
Net cash provided by operating activities	$163,864	$115,425
Net cash used in investing activities	(263,667)	(108,959)
Net cash provided by financing activities	93,933	—
Net (decrease) increase in cash	$(5,870)	$6,466

Operating Activities

Net cash provided by operating activities increased by $48.4 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was due to increased operations as additional assets have been placed into service and the contribution of certain crude oil gathering, SWD wells and land and buildings that Diamondback acquired pursuant to the Ajax acquisition and the Energen acquisition, which Diamondback contributed to us on January 1, 2019.

Investing Activities

Net cash used in investing activities was $263.7 million and $109.0 million during the nine months ended September 30, 2019 and 2018, respectively, and primarily related to additions to property, plant and equipment and contributions to our EPIC, Gray Oak, Wink to Webster equity method investments. See Note 8—Equity Method Investments.

Financing Activities

Net cash provided by financing activities was $93.9 million during the nine months ended September 30, 2019, primarily related to net proceeds from our IPO of common units of $719.4 million, a contribution of $1.0 million from our General Partner for its general partner interest in the Partnership, a contribution of $1.0 million from Diamondback for its Class B units and borrowings, net of repayment of $103.0 million, partially offset by distributions to our unitholders of $726.5 million during the period. There was no net cash provided by or used in financing activities during the nine months ended September 30, 2018.

Capital Requirements and Sources of Liquidity

The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities.
We estimate that our total capital expenditures related to midstream assets for 2019 will be between $225.0 million and $250.0 million, excluding our anticipated capital commitments associated with our equity interest in certain pipeline projects. For the nine months ended September 30, 2019, our total capital expenditures were $187.5 million, of which $116.8 million were related to SWD assets, $23.1 million were related to crude oil gathering assets, $32.9 million were related to natural gas gathering assets, $13.7 million were related to fresh water assets and $1.0 million were related to other assets and liabilities.

As of September 30, 2019, our anticipated future capital commitments for our equity investments includes $42.8 million for the remainder of 2019 and totals $141.9 million in aggregate.

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
The Credit Agreement provides for a revolving credit facility in the maximum credit amount of $600.0 million. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid at the maturity date of May 28, 2024. The loan is guaranteed by us and Tall City, and is secured by substantially all of our, the Operating Company and Tall City's assets. As of September 30, 2019, we had $103.0 million of outstanding borrowings and $497.0 million available for future borrowings under the Credit Agreement.

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

As of September 30, 2019, we were in compliance with all financial covenants under the Credit Agreement. The lenders may accelerate all of the indebtedness under the Credit Agreement upon the occurrence and during the continuance of any event of default. The Credit Agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change in control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial maintenance covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. With certain specified exceptions, the terms and provisions of the Credit Agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.
Contractual Obligations

As of September 30, 2019, except for the capital commitments and capital contributions described above and the operating leases described in Note 16—Leases, we did not have any material contractual obligations.

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

•
future wells, or wells that are currently in the process of being completed, on acreage that is dedicated to us and do not produce sufficient hydrocarbons or are dry holes, which would directly and adversely impact the hydrocarbon volumes on our systems and our revenue;

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

As of September 30, 2019, we had $103.0 million of outstanding borrowings and $497.0 million available for future borrowings under its revolving credit facility. An increase or decrease of 1% in the interest rate would have a corresponding increase or decrease in our interest expense of approximately $1.0 million based on the $103.0 million outstanding under our revolving credit facility as of such date.

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

As of September 30, 2019, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner have concluded that as of September 30, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

For a discussion of our potential risks and uncertainties, see the information in our final prospectus dated May 22, 2019 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 24, 2019. There have been no material changes in our risk factors from those described in our prospectus filed pursuant to Rule 424(b) on May 24, 2019 other than the risks described below.

We own a 60% interest in the Joint Venture, which is operated by Oryx. While we have the ability to influence certain business decisions affecting the Joint Venture, the success of its investment in the Joint Venture will depend on Oryx’s operation of the Joint Venture.
On October 3, 2019, we announced that we had entered into the Joint Venture with Oryx. While we own a 60% interest in the Joint Venture, Oryx is the primary operator of the Joint Venture. Accordingly, following the Joint Venture’s acquisition of Reliance Gathering, we will depend on Oryx for the day-to-day operations of the Joint Venture. Our lack of control over the Joint Venture’s day-today operations and the associated costs of operations could result in receiving lower cash distributions from the Joint Venture than currently anticipated, which could reduce our cash available for distribution to our unitholders. In addition, differences in views among the owners of the Joint Venture could result in delayed decisions or in failures to agree on significant matters, potentially adversely affecting the business and results of operations or prospects of the Joint Venture and, in turn, the amount of cash from the Joint Venture operations distributed to us.

We conduct a portion of our operations through joint ventures, which subjects us to risks that could have a material adverse effect on the accuracy of our reported financial position, results of operations, or cash flows.
We have ownership in several joint ventures, and we may enter into other joint venture arrangements in the future. The nature of our joint ventures grant operatorship, which includes the accounting for operations of the joint venture, to our joint venture partner. These joint ventures have controls environments independent of our oversight and review. Contractually, we can only exercise limited review and perform limited queries into the accounting performed by the operators. We have no control over the actual day-to-day accounting performed by the operator. If our joint venture partners have control deficiencies in their accounting or financial reporting environments, it may result in reporting our percentage of the financial results for the joint venture that are inaccurate. This may result in material misstatement in our reported consolidated financial results. If the operators determine that material misstatements have occurred in previously issued financials, it may result in a material misstatement for us that can result in the need to restate and reissue previously issued consolidated financials as filed with the SEC.

We have entered into joint ventures, and may in the future enter into additional or modify existing joint ventures, that might restrict our operational and corporate flexibility. In addition, these joint ventures are subject to many of the same operational risks to which we are subject.

We have entered into joint ventures to construct and operate the EPIC, Gray Oak and Wink to Webster projects and a joint venture to acquire and operate Reliance Gathering and may in the future enter into additional joint venture arrangements with third parties. Joint venture arrangements may restrict our operational and organizational flexibility. Because we do not control all of the decisions of the EPIC, Gray Oak and Wink to Webster projects or the joint venture relating to Reliance Gathering, it may be difficult or impossible for us to cause the joint venture to take actions that we believe would be in our or the respective joint venture's best interests. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing us to fund operating and/or capital expenditures, the timing and amount of which we may not control, and our joint venture partners may not satisfy their financial obligations to the joint venture.

ITEM 6.     EXHIBITS

Exhibit Number	Description
3.1
Certificate of Limited Partnership of Rattler Midstream LP (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-226645) filed on August 7, 2018).

3.2
Certificate of Amendment to the Certificate of Limited Partnership of Rattler Midstream LP (incorporated by reference to Exhibit 3.2 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226645) filed on January 22, 2019).

3.3
First Amended and Restated Agreement of Limited Partnership of Rattler Midstream LP, dated May 28, 2019 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

4.1
Registration Rights Agreement, dated May 28, 2019, by and between Rattler Midstream LP and Energen Resources Corporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

10.1
First Amendment to the Credit Agreement, dated as of October 23, 2019, by and among Rattler Midstream Operating LLC, as borrower, Rattler Midstream LP, as parent, Wells Fargo Bank, National Association, as the administrative agent, and certain lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File 001-38919) filed on October 28, 2019).

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**
Certification of Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Unitholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

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

RATTLER MIDSTREAM LP

		By:	RATTLER MIDSTREAM GP LLC,
its general partner

Date:	November 6, 2019	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2019	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial Officer)