Form 10-Q
period 2020-03-31
RATTLER MIDSTREAM LP
filed 2020-05-08
CIK 1748773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-38919

Rattler Midstream LP
(Exact Name of Registrant As Specified in Its Charter)

DE		83-1404608
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)

500 West Texas
Suite 1200
Midland,	TX	79701
(Address of principal executive offices)		(Zip code)
(432) 221-7400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	RTLR	The Nasdaq Stock Market LLC
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

As of May 1, 2020, the registrant had outstanding 43,700,000 common units representing limited partner interests and 107,815,152 Class B units representing limited partner interests.

RATTLER MIDSTREAM LP
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

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

•
the volatility of oil, NGL and natural gas prices, including in Diamondback’s area of operation in the Permian Basin, and the extent and duration of price reductions and increased production by the Organization of the Petroleum Exporting Countries (“OPEC”) members and other oil exporting nations;

•
the threat, occurrence, potential duration or other implications of epidemic or pandemic diseases, including the recent outbreak of a highly transmissible and pathogenic strain of coronavirus (“COVID-19”), or any government response to such occurrence or threat;

•	changes in general economic, business or industry conditions;

•	competitive conditions in our industry and the effect of U.S. energy, monetary and trade policies;

•	U.S. and global economic conditions and political and economic developments, including the outcome of the U.S. presidential election and resulting energy and environmental policies;

•	actions taken by third party operators, gatherers, processors and transporters;

•	the demand for and costs of conducting midstream infrastructure services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	our ability to identify, complete and effectively integrate acquisitions into our operations;

•	our ability to achieve anticipated synergies, system optionality and accretion associated with acquisitions;

•	the impact of potential impairment charges;

•	the results of our investments in joint ventures;

•	the price and availability of debt and equity financing;

•	the availability and price of crude oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to our midstream services;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	defaults by Diamondback under our commercial agreements;

•	our lack of asset and geographic diversification;

•	changes in availability and cost of capital;

•	increases in our tax liability;

•	the effect of existing and future laws and government regulations;

•	terrorist attacks or cyber threats;

•	the effects of future litigation; and

•	certain factors discussed elsewhere in this report.

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

v

PART I. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Rattler Midstream LP
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2020	2019
	(In thousands)
Assets
Current assets:
Cash	$16,183	$10,633
Accounts receivable—related party	18,244	50,270
Accounts receivable—third party, net	10,782	9,071
Sourced water inventory	13,265	14,325
Other current assets	1,051	1,428
Total current assets	59,525	85,727
Property, plant and equipment:
Land	88,309	88,509
Property, plant and equipment	987,336	930,768
Accumulated depreciation, amortization and accretion	(71,604)	(61,132)
Property, plant and equipment, net	1,004,041	958,145
Right of use assets	171	418
Equity method investments	502,040	479,558
Real estate assets, net	97,580	98,679
Intangible lease assets, net	7,274	8,070
Other assets	5,584	5,796
Total assets	$1,676,215	$1,636,393

See accompanying notes to consolidated financial statements.

Rattler Midstream LP
Consolidated Balance Sheets - Continued
(Unaudited)

	March 31,	December 31,
	2020	2019
	(In thousands, except unit amounts)
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$36	$147
Accrued liabilities	72,906	76,625
Taxes payable	336	189
Short-term lease liability	171	418
Total current liabilities	73,449	77,379
Long-term debt	451,000	424,000
Asset retirement obligations	12,525	11,347
Deferred income taxes	11,483	7,827
Total liabilities	548,457	520,553
Commitments and contingencies (Note 17)
Unitholders' equity:
General partner—Diamondback	959	979
Common units—public (43,700,000 units issued and outstanding as of March 31, 2020 and as of December 31, 2019)	739,702	737,777
Class B units—Diamondback (107,815,152 units issued and outstanding as of March 31, 2020 and as of December 31, 2019)	959	979
Accumulated other comprehensive loss	(261)	(198)
Total Rattler Midstream LP unitholders’ equity	741,359	739,537
Non-controlling interest	387,219	376,928
Non-controlling interest in accumulated other comprehensive loss	(820)	(625)
Total equity	1,127,758	1,115,840
Total liabilities and unitholders’ equity	$1,676,215	$1,636,393

See accompanying notes to consolidated financial statements.

Rattler Midstream LP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019*
		Predecessor
	(In thousands, expect per unit amounts)
Revenues:
Revenues—related party	$116,583	$88,576
Revenues—third party	9,100	3,487
Rental income—related party	1,402	715
Rental income—third party	1,901	2,067
Other real estate income—related party	116	73
Other real estate income—third party	293	258
Total revenues	129,395	95,176
Costs and expenses:
Direct operating expenses	32,874	20,186
Cost of goods sold (exclusive of depreciation and amortization)	15,961	13,053
Real estate operating expenses	728	526
Depreciation, amortization and accretion	12,506	9,904
General and administrative expenses	4,514	1,369
Loss on disposal of property, plant and equipment	1,538	—
Total costs and expenses	68,121	45,038
Income from operations	61,274	50,138
Other income (expense):
Interest expense, net	(2,621)	—
(Loss) income from equity method investments	(245)	50
Total other income (expense), net	(2,866)	50
Net income before income taxes	58,408	50,188
Provision for income taxes	3,820	10,832
Net income after taxes	$54,588	$39,356
Net income attributable to non-controlling interest	41,557
Net income attributable to Rattler Midstream LP	$13,031

Net income attributable to limited partners per common unit:
Basic	$0.28
Diluted	$0.28
Weighted average number of limited partner common units outstanding:
Basic	43,700
Diluted	43,700

See accompanying notes to consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2020	2019*
		Predecessor
	(In thousands)
Net Income	$54,588	$39,356
Other comprehensive income:
Change in accumulated other comprehensive loss of equity method investees attributable to non-controlling interest	(195)	—
Change in accumulated other comprehensive loss of equity method investees attributable to limited partner	(63)	—
Total other comprehensive income	(258)	—
Comprehensive income	$54,330	$39,356

See accompanying notes to consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Consolidated Statements of Changes in Unitholders’ Equity
(Unaudited)

	Predecessor	Partnership
	Limited Partners Member's Equity	Limited Partners				General Partner	Non-Controlling Interest
	Amount	Common Units	Amount	Class B Units	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2018*	$527,125	—	$—	—	$1	$—	$—	$527,126
Contributions from Diamondback	458,674		—		—	—	—	458,674
Net income	39,356		—		—	—	—	39,356
Balance at March 31, 2019	$1,025,155	—	$—	—	$1	$—	$—	$1,025,156

	Partnership
	Limited Partners				General Partner	Non-Controlling Interest	Accumulated Other Comprehensive Income	Non-Controlling Interest-Accumulated Other Comprehensive Income
	Common Units	Amount	Class B Units	Amount	Amount	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2019	43,700	$737,777	107,815	$979	$979	$376,928	$(198)	$(625)	$1,115,840
Unit-based compensation		2,219		—	—	—	—	—	2,219
Distribution equivalent rights payments		(652)		—	—	—	—	—	(652)
Other comprehensive income		—		—	—	—	(63)	(195)	(258)
Distributions		(12,673)		(20)	(20)	(31,266)	—	—	(43,979)
Net income		13,031		—	—	41,557	—	—	54,588
Balance at March 31, 2020	43,700	$739,702	107,815	$959	$959	$387,219	$(261)	$(820)	$1,127,758

See accompanying notes to consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019*
		Predecessor
	(In thousands)
Cash flows from operating activities:
Net income	$54,588	$39,356
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	3,820	2,867
Depreciation, amortization and accretion	12,506	9,904
Loss on disposal of property, plant and equipment	1,538	—
Unit-based compensation expense	2,219	—
Loss (income) from equity method investments	245	(50)
Changes in operating assets and liabilities:
Accounts receivable—related party	31,674	(15,516)
Accounts receivable—third party	(1,711)	625
Accounts payable, accrued liabilities and taxes payable	(8,540)	19,578
Other	1,648	(1,524)
Net cash provided by operating activities	97,987	55,240
Cash flows from investing activities:
Additions to property, plant and equipment	(52,046)	(51,743)
Contributions to equity method investments	(32,563)	—
Distributions from equity method investments	9,761	—
Proceeds from the sale of fixed assets	42	—
Net cash used in investing activities	(74,806)	(51,743)
Cash flows from financing activities:
Proceeds from borrowings from credit facility	27,000	—
Distribution equivalent rights	(652)	—
Distribution to General Partner (Note 1)	(20)	—
Distribution to public (Note 1)	(12,673)	—
Distribution to Diamondback (Note 1)	(31,286)	—
Net cash used in financing activities	(17,631)	—
Net increase in cash	5,550	3,497
Cash at beginning of period	10,633	8,564
Cash at end of period	$16,183	$12,061
Supplemental disclosure of cash flow information:
Interest paid	$2,978	$—
Supplemental disclosure of non-cash transactions:
Asset retirement obligations acquired	$1,038	$3,992
Supplemental disclosure of non-cash financing activity:
Contributions from Diamondback	$—	$458,674
Supplemental disclosure of non-cash investing activity:
Increase in long term assets and inventory due to contributions from Diamondback	$—	$449,441
Change in accrued liabilities related to property, plant and equipment	$5,063	$15,856
Decrease in current liabilities	$—	$9,233

See accompanying notes to consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Rattler Midstream LP (the “Partnership”) is a publicly traded Delaware limited partnership, the common units of which are listed on the Nasdaq Global Select Market under the symbol “RTLR”. The Partnership was formed on July 27, 2018 by Diamondback to, among other things, own, operate, develop and acquire midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin. Unless the context requires otherwise, references to “we,” “us,” “our” or “the Partnership” are intended to mean the business and operations of the Partnership and its consolidated subsidiary, Rattler Midstream Partners LLC (the “Operating Company” and, prior to May 28, 2019 for accounting purposes, the “Predecessor”).

On January 31, 2018, Diamondback, through its wholly owned subsidiary Tall City Towers LLC (“Tall Towers”), acquired from Fasken Midland LLC (“Fasken Midland”) certain real property and related assets in Midland, Texas (the “Fasken Center”). Tall Towers was contributed to the Predecessor effective January 31, 2018.

The Predecessor’s assets, contributed from Diamondback, included (i) crude oil and natural gas gathering and transportation systems, (ii) produced water gathering and disposal systems and (iii) water sourcing and distribution systems. All of the Partnership’s businesses are located or operate in the Permian Basin in West Texas.

Prior to the closing on May 28, 2019 of the IPO of 38,000,000 common units representing limited partner interests, Diamondback owned all of the general and limited partner interests in the Partnership. On May 30, 2019, the underwriters purchased an additional 5,700,000 common units following the exercise in full of their over-allotment option on the same terms, at a price to the public of $17.50 per common unit. The Partnership received net proceeds of approximately $719.4 million from the sale of these common units after deducting offering expenses and underwriting discounts and commissions.

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

As of March 31, 2020, the General Partner held a 100% general partner interest in the Partnership. Diamondback owns all of the Partnership's 107,815,152 Class B units that provide a 71% voting interest. Diamondback owns and controls the General Partner.

As of March 31, 2020, the Partnership owned a 29% controlling membership interest in the Operating Company and Diamondback owned, through its ownership of the Operating Company units, a 71% economic, non-voting interest in the Operating Company. However, as required by GAAP, the Partnership consolidates 100% of the assets and operations of the Operating Company in its financial statements and reflects a non-controlling interest.

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

The consolidated results of operations following the completion of the IPO are presented together with the results of operations pertaining to the Predecessor. The assets of the Predecessor consist of produced water disposal wells and related gathering systems, office buildings, surface land, an oil gathering system and asset retirement obligations related to these assets, which were contributed effective January 1, 2019. See Note 4—Acquisitions. The capital contribution of the net proceeds from the IPO to the Operating Company in exchange for 29% of the limited liability company units of the Operating Company was accounted for as

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

a combination of entities under common control, with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests. The Partnership did not own any assets prior to May 28, 2019, the date of the equity contribution agreement by and between the Partnership and the Predecessor. Prior to the IPO, the Predecessor was a wholly owned subsidiary of Diamondback. For periods prior to May 28, 2019, the accompanying consolidated financial statements and related notes thereto represent the financial position, results of operations, cash flows and changes in members’ equity of the Predecessor and, for periods on and after May 28, 2019, the accompanying consolidated financial statements and related notes thereto represent the financial position, results of operations, cash flows and changes in partners’ equity of the Partnership and its partially owned subsidiary.

The consolidated financial statements include the accounts of the Partnership and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

Prior to 2018, the Partnership's operations comprised a single operating business segment; however, with the contribution of Tall Towers, the Partnership's operations are now reported in two operating business segments: (i) midstream services and (ii) real estate operations. See Note 19—Operating Business Segments.

These consolidated financial statements have been prepared by the Partnership without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Partnership believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Partnership’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which contains a summary of the Partnership’s significant accounting policies and other disclosures.

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

Making accurate estimates and assumptions are particularly difficult as the oil and gas industry experiences challenges resulting from negative pricing pressure from the effects of COVID-19 and actions by OPEC members and other exporting nations on the supply and demand in global oil and gas markets. Companies in the oil and gas industry have begun to change near term business plans in response to changing market conditions. The aforementioned circumstances generally increases the estimation uncertainty in the Partnership's accounting estimates, particularly the accounting estimates involving financial forecasts.

The Partnership evaluates accounting estimates on an ongoing basis, using historical experience, consultation with experts and other methods it considers reasonable in each particular circumstance. Nevertheless, actual results may differ significantly from the Partnership's estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include, but are not limited to, (i) revenue accruals, (ii) the fair value of long-lived assets and (iii) asset retirement obligations (“ARO”).

Accounts Receivable

Accounts receivable consist primarily of receivables from gathering, sourced water and rental agreements. The customers and lessees remit payment for services performed and/or goods received directly to the Partnership. Most payments for gathering services, sourced water and rental agreements are received within two months after the date of service performed or goods delivered.

The Partnership adopted Accounting Standards Update ("ASU") 2016-13 and the subsequent applicable modifications to the rule on January 1, 2020. Accounts receivable are stated at amounts due from customers and lessees, net of an allowance for expected losses as estimated by the Partnership. Accounts receivable outstanding longer than the contractual payment terms are

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

considered past due. The Partnership determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Partnership’s previous loss history, the debtor’s current ability to pay its obligation to the Partnership, the condition of the general economy and the industry as a whole. The Partnership writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. As the adoption of ASU 2016-13 did not result in a material allowance, no cumulative-effect adjustment was made to beginning unitholders’ equity. At March 31, 2020, the Partnership recorded an allowance for doubtful accounts of $0.1 million related to receivables from gathering and sourced water agreements.

Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	As of
	March 31, 2020	December 31, 2019
	(In thousands)
Capital expenditures accrued	$46,871	$42,160
Direct operating expense accrued	18,343	22,119
Sourced water purchases accrued	4,709	9,531
Other	2,983	2,815
Total accrued liabilities	$72,906	$76,625

Accumulated Other Comprehensive Income

The following table provides changes in the components of accumulated other comprehensive income, net of related income tax effects:

(In thousands)
Balance as of December 31, 2019	$(823)
Other comprehensive loss	(258)
Balance as of March 31, 2020	$(1,081)

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

The Partnership is subject to margin tax in the state of Texas pursuant to the Tax Sharing Agreement with Diamondback, as discussed further in Note 14—Income Taxes. In addition to the Partnership's 2019 tax year, the Predecessor’s 2016 through 2018 tax years, the periods during which the Predecessor's sole owner, Diamondback, was responsible for federal income taxes on the Predecessor's taxable income, remain open to examination by tax authorities. As of March 31, 2020, the Partnership had no unrecognized tax benefits that would have a material impact on the effective tax rate. The Partnership is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the three months ended March 31, 2020, there was no interest or penalties associated with uncertain tax positions recognized in the Partnership’s consolidated financial statements.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

Capital Contributions

A contribution of a set of assets and related liabilities (a “set”) to the Partnership from Diamondback is analyzed to determine whether the set meets the definition of a business in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” A contribution of a set of assets that does not constitute a business is recognized at the date of the transfer at its carrying amount in the accounts of Diamondback in accordance with the guidance regarding transactions between entities under common control in ASC 805-50. Management then evaluates whether the asset contribution results in a change in the reporting entity, as defined in ASC Topic 250, “Accounting Changes and Error Corrections." An asset contribution that does not constitute a change in the reporting entity is accounted for prospectively from the date of the transfer, while an asset contribution that constitutes a change in the reporting entity would result in retrospective application of the transaction.

For the three months ended March 31, 2019, the total capital contributions by Diamondback to the Predecessor were $458.7 million, of which $9.2 million related to an office building located in Midland Texas, $18.1 million related to land, $9.4 million related to sourced water assets, $228.0 million related to produced water disposal assets, $35.8 million related to crude oil assets, $149.0 million related to the equity method investments in the EPIC and Gray Oak pipelines and $9.2 million in additional assets and liabilities, net, related to operations.

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

ASU 2020-04, “Rate Reform (Topic 848)”	This update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR.	Q1 2020
The Partnership adopted this update upon issuance and elected to use the optional expedient for contracts that reference LIBOR. The amendments in this update expire on December 31, 2022. The adoption of this update did not have an impact on its financial position, results of operations or liquidity.

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

For the Partnership's water sales, each unit sold is generally considered a distinct good and the related performance obligation is generally satisfied at a point in time (i.e. at the time control of the water is transferred to the customer). The Partnership recognizes revenue from the sale of water when its contracted performance obligation to deliver water is satisfied and control of the water is transferred to the customer. This usually occurs when the water is delivered to the location specified in the contract and the title and risks of rewards and ownership are transferred to the customer.

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

Contract Balances: Under the Partnership’s revenue agreements, the Partnership invoices customers after the Partnership's performance obligations have been satisfied, at which point payment is unconditional. As such, the Partnership’s revenue agreements do not give rise to contract assets or liabilities under ASC Topic 606.

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

•
Sourced Water Purchase and Services Agreements. Under the sourced water purchase and services agreements, the Partnership receives a fee for sourcing, transporting and delivering all raw sourced water and recycled sourced water required by Diamondback to carry out its oil and natural gas activities within the dedicated acreage. The fee is comprised of a volumetric fee per Bbl for the type of sourced water services the Partnership provides.

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee. The table also identifies the operating business segment to which the disaggregated revenues relate. For more information on operating business segments, see Note 19—Operating Business Segments.

	Three Months Ended March 31,
	2020	2019	Segment
	(In thousands)
Type of Service:
Sourced water gathering	$30,767	$24,896	Midstream
Produced water gathering and disposal	81,348	58,802	Midstream
Crude oil gathering	7,777	5,912	Midstream
Natural gas gathering	4,930	2,452	Midstream
Surface revenue (non ASC 606 revenues)	861	—	Midstream
Real estate contracts (non ASC 606 revenues)	3,712	3,114	Real Estate
Total revenues	$129,395	$95,176

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

		As of
	Estimated Useful Lives	March 31, 2020	December 31, 2019
	(Years)	(In thousands)
Buildings	20-30	$102,440	$102,375
Tenant improvements	15	4,501	4,501
Land improvements	15	484	484
Total real estate assets		107,425	107,360
Less: accumulated depreciation		(9,845)	(8,681)
Total investment in real estate, net		$97,580	$98,679

		As of
	Weighted Average Useful Lives	March 31, 2020	December 31, 2019
	(Months)	(In thousands)
In-place lease intangibles	45	$11,344	$11,389
Less: accumulated amortization		(6,527)	(5,927)
In-place lease intangibles, net		4,817	5,462

Above-market lease intangibles	45	3,623	3,623
Less: accumulated amortization		(1,166)	(1,015)
Above-market lease intangibles, net		2,457	2,608
Total intangible lease assets, net		$7,274	$8,070

Depreciation and amortization expense for real estate assets was $1.8 million and $1.9 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

The following table presents the Partnership's estimated amortization expense related to lease intangibles for the periods indicated (in thousands):

Remainder of
2020	2021	2022	2023	2024
$2,023	$2,480	$520	$585	$673

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

6.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth the Partnership’s property, plant and equipment:

		As of
	Estimated	March 31,	December 31,
	Useful Lives	2020	2019
	(Years)	(In thousands)
Produced water disposal systems	10-30	$634,739	$600,797
Crude oil gathering systems(1)	30	131,692	129,658
Natural gas gathering and compression systems(1)	10-30	111,252	98,426
Sourced water gathering systems(1)	30	109,653	101,887
Total property, plant and equipment		987,336	930,768
Land	N/A	88,309	88,509
Less: accumulated depreciation, amortization and accretion		(71,604)	(61,132)
Total property, plant and equipment, net		$1,004,041	$958,145

(1)
Included in gathering systems are $116.7 million and $138.6 million of assets at March 31, 2020 and December 31, 2019, respectively, that are not subject to depreciation, amortization and accretion as the systems were under construction and had not yet been put into service.

Depreciation expense related to property, plant and equipment was $10.7 million and $8.0 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

Internal costs capitalized to property, plant and equipment represent management's estimate of costs incurred directly related to construction activities. Capitalized internal costs were $1.1 million and $0.3 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

During the three months ended March 31, 2020, capitalized interest related to property, plant and equipment was $0.4 million. There was no capitalized interest during the three months ended March 31, 2019.

The Partnership evaluates its long-lived assets for potential impairment whenever events or circumstances indicate it is more likely than not that the carrying amount of the asset, or set of assets, is greater than the fair value. An impairment involves comparing the estimated future undiscounted cash flows of an asset with the carrying amount. If the carrying amount of the asset exceeds the estimated future undiscounted cash flows, then an impairment charge is recorded for the difference between the estimated fair value of the asset and its carrying value. During the three months ended March 31, 2020, the Partnership incurred impairment losses related to weather damage at certain produced water disposal facilities of $1.3 million. No other impairment charges were recorded during the three months ended March 31, 2020. Given the rate of change impacting the oil and gas industry described above, it is possible that circumstances requiring additional impairment testing will occur in future interim periods, which could result in potentially material impairment charges being recorded.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

7.    ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations consist primarily of estimated costs of dismantlement, removal, site reclamation, plugging and abandonment and similar activities associated with the Partnership’s infrastructure assets. The following table reflects the changes in the Partnership’s asset retirement obligation for the following periods:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Asset retirement obligation, beginning of period	$11,347	$561
Liabilities incurred	1,038	3,992
Liabilities settled	(106)	—
Accretion expense during period	246	77
Asset retirement obligation, end of period	$12,525	$4,630

8.    EQUITY METHOD INVESTMENTS

The following table presents the carrying values of the Partnership’s equity method investments as of the dates indicated:

	Ownership Interest	March 31, 2020	December 31, 2019
		(In thousands)
EPIC Crude Holdings, LP	10%	$117,348	$109,806
Gray Oak Pipeline, LLC	10%	121,462	115,840
Wink to Webster Pipeline LLC	4%	45,450	34,124
OMOG JV LLC	60%	215,668	219,098
Amarillo Rattler, LLC	50%	2,112	690
Total		$502,040	$479,558

The following table summarizes the income (loss) of equity method investees reflected in the Consolidated Statement of Operations for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
EPIC Crude Holdings, LP	$(2,183)	$—
Gray Oak Pipeline, LLC	582	50
Wink to Webster Pipeline LLC	188	—
OMOG JV LLC	1,334	—
Amarillo Rattler, LLC	(166)	—
Total	$(245)	$50

On February 1, 2019, Diamondback funded and the Predecessor acquired a 10% equity interest in EPIC Crude Holdings, LP (“EPIC”), which owns and operates a pipeline (the “EPIC pipeline”) that transports crude and natural gas liquids across Texas for delivery into the Corpus Christi market. The EPIC pipeline became fully operational in April 2020.

On February 15, 2019, Diamondback funded and the Predecessor acquired a 10% equity interest in Gray Oak Pipeline, LLC (“Gray Oak”), which owns and operates a pipeline (the “Gray Oak pipeline”) that transports crude from the Permian to Corpus Christi on the Texas Gulf Coast. The Gray Oak pipeline became fully operational in April 2020.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

On March 29, 2019, the Predecessor executed a short-term promissory note to Gray Oak. The note allows for borrowing by Gray Oak of up to $123.0 million at 2.52% interest rate with a maturity date of March 31, 2022. During the three months ended March 31, 2020, there were no borrowings or repayments under this note. There were no outstanding loans at March 31, 2020.

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
On July 30, 2019, the Operating Company joined Wink to Webster Pipeline LLC as a 4% member, together with affiliates of ExxonMobil, Plains All American Pipeline, Delek US, MPLX LP, and Lotus Midstream. The joint venture is developing a crude oil pipeline with origin points at Wink and Midland in the Permian Basin for delivery to multiple Houston area locations (the "Wink to Webster pipeline"). The Wink to Webster pipeline is expected to begin service in the first half of 2021.

On October 1, 2019, the Partnership acquired a 60% equity interest in OMOG JV LLC (“OMOG”). On November 7, 2019, OMOG acquired 100% of Reliance Gathering, LLC which owns and operates a crude oil gathering system in the Permian Basin, and was renamed as Oryx Midland Oil Gathering LLC following the acquisition. Although the Partnership owns a 60% equity interest in the joint venture, the investment is accounted for as an equity method investment as the Partnership does not control operating activities and substantive participating rights exist with the controlling minority investor.

On December 20, 2019, the Partnership acquired a 50% equity interest in Amarillo Rattler, LLC, which currently owns and operates the Yellow Rose gas gathering and processing system with estimated total processing capacity of 40,000 Mcf/d and over 84 miles of gathering and regional transportation pipelines in Dawson, Martin and Andrews Counties, Texas. This joint venture also intends to construct and operate a new 60,000 Mcf/d cryogenic natural gas processing plant in Martin County, Texas, as well as incremental gas gathering and compression and regional transportation pipelines. Although the Partnership owns a 50% equity interest in the joint venture, the investment is accounted for as an equity method investment as the Partnership does not control operating activities and substantive participating rights exist with the controlling investor.

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

The Partnership reviews its equity method investments to determine if a loss in value which is other than temporary has occurred. If such a loss has occurred, the Partnership recognizes an impairment provision. No impairments were recorded for the Partnership’s or Predecessor's equity method investments for the three months ended March 31, 2020 or 2019. The entities in which the Partnership is invested all serve customers in the oil and gas industry, which has begun to experience economic challenges as described above. It is possible that prolonged industry challenges could result in circumstances requiring impairment testing, which could result in potentially material impairment charges in future interim periods.

During the three months ended March 31, 2020, capitalized interest related to equity method investments that have not yet begun operations was $0.3 million. There was no capitalized interest during the three months ended March 31, 2019.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

9.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	March 31, 2020	December 31, 2019
	(In thousands)
Operating Company revolving credit facility	$451,000	$424,000
Total long-term debt	$451,000	$424,000

Credit Agreement—Wells Fargo

The Partnership, as parent, and the Operating Company, as borrower, entered into a credit agreement, dated May 28, 2019, (as amended, the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of banks, including Wells Fargo Bank, National Association, as lenders party thereto.

The Credit Agreement provides for a revolving credit facility in the maximum amount of $600.0 million, which is expandable to $1.0 billion upon the Partnership’s election, subject to obtaining additional lender commitments and satisfaction of customary conditions. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid at the maturity date of May 28, 2024. The loan is guaranteed by the Partnership, Tall Towers, Rattler OMOG LLC and Rattler Ajax Processing LLC and is secured by substantially all of the Partnership, the Operating Company and the other guarantors' assets. As of March 31, 2020, the Operating Company had $451.0 million of outstanding borrowings and $149.0 million available for future borrowings under the Credit Agreement.

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

As of March 31, 2020, each of the Partnership and the Operating Company was in compliance with all financial maintenance covenants under the Credit Agreement. The lenders may accelerate all of the indebtedness under the Credit Agreement upon the occurrence and during the continuance of any event of default. The Credit Agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change in control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial maintenance covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. With certain specified exceptions, the terms and provisions of the Credit Agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

10.    UNIT-BASED COMPENSATION

On May 22, 2019, the board of directors of the General Partner adopted the Rattler Midstream LP Long Term Incentive Plan (“LTIP”), for employees, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. As of March 31, 2020, a total of 15,151,515 common units had been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

For the three months ended March 31, 2020, the Partnership incurred $2.2 million of unit–based compensation.

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

The following table presents the phantom unit activity under the LTIP for the three months ended March 31, 2020:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2019	2,226,895	$19.14
Granted	20,910	$13.85
Forfeited	(569)	$15.57
Unvested at March 31, 2020	2,247,236	$19.09

As of March 31, 2020, the unrecognized compensation cost related to unvested phantom units was $35.5 million. Such cost is expected to be recognized over a weighted-average period of 4.1 years.

11.    UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and limited partner units. At March 31, 2020, the Partnership had a total of 43,700,000 common units issued and outstanding and 107,815,152 Class B units issued and outstanding, of which no common units and 107,815,152 Class B units were owned by Diamondback, representing approximately 71% of the Partnership’s total units outstanding. The Operating Company units and the Partnership’s Class B units owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

The Partnership had a total of 43,700,000 common units outstanding as of March 31, 2020 and December 31, 2019, respectively. The Partnership had a total of 107,815,152 Class B units outstanding as of March 31, 2020 and December 31, 2019, respectively.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

At the closing of the IPO, the board of directors of the General Partner adopted a policy pursuant to which the Partnership will pay, to the extent legally available, cash distributions of $0.25 per common unit to common unitholders of record on the applicable record date within 60 days after the end of each quarter beginning with the quarter ending September 30, 2019. On February 13, 2020, the board of directors of the General Partner revised the cash distribution policy to provide that the Partnership will pay, to the extent legally available, cash distributions of $0.29 per common unit to common unitholders of record on the applicable record date after the end of each quarter beginning the quarter ended December 31, 2019. The board of directors of the General Partner may change the Partnership's distribution policy at any time and from time to time. The partnership agreement (discussed below) does not require the Partnership to pay cash distributions on the Partnership's common units on a quarterly or other basis.

The following table presents cash distributions approved by the board of directors of the General Partner for the periods presented:

Declaration Date	Quarter	Amount per Common Unit	Payment Date
October 31, 2019	Q3 2019	$0.34	November 22, 2019
February 13, 2020	Q4 2019	$0.29	March 10, 2020
April 30, 2020	Q1 2020	$0.29	May 26, 2020

12.    EARNINGS PER COMMON UNIT

Earnings per common unit on the consolidated statements of operations is based on the net income of the Partnership for the three months ended March 31, 2020 since this is the amount of net income that is attributable to the Partnership’s common units. The Partnership’s net income is allocated wholly to the common units, as the General Partner does not have an economic interest.

Basic and diluted earnings per common unit is calculated using the two-class method. The two-class method is an earnings allocation proportional to the respective ownership among holders of common units and participating securities. Basic earnings per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period. Diluted earnings per common unit also considers the dilutive effect of unvested common units granted under the LTIP, calculated using the treasury stock method.

Three Months Ended March 31, 2020
(In thousands, except per unit amounts)
Net income attributable to Rattler Midstream LP	$13,031
Less: net income allocated to participating securities(1)	(652)
Net income attributable to common unitholders	$12,379
Weighted average common units outstanding:
Basic weighted average common units outstanding	43,700
Diluted weighted average common units outstanding	43,700
Net income per common unit, basic	$0.28
Net income per common unit, diluted	$0.28

(1)	Distribution equivalent rights granted to employees are considered participating securities.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

The Partnership had the following units that were excluded from the computation of diluted earnings per unit because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per unit in future periods:

Three Months Ended March 31, 2020
(In thousands)
Phantom units	2,247

13.    RELATED PARTY TRANSACTIONS

Partnership Agreement

At the closing of the IPO, the General Partner and Energen Resources Corporation, a subsidiary of Energen, entered into the first amended and restated agreement of limited partnership of Rattler Midstream LP, dated May 28, 2019 (the “Partnership Agreement”). The Partnership Agreement requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on its behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the three months ended March 31, 2020, the General Partner allocated $0.1 million of such expenses to the Partnership. For the three months ended March 31, 2019, the General Partner did not allocate any such expenses to the Predecessor.

Asset Contribution Agreement

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
Services and Secondment Agreement

At the closing of the IPO, the Partnership entered into a services and secondment agreement with Diamondback, Diamondback E&P LLC, the General Partner and the Operating Company, dated as of May 28, 2019 (the “Services and Secondment Agreement”). Pursuant to the Services and Secondment Agreement, Diamondback and its subsidiaries second certain operational, construction, design and management employees and contractors of Diamondback to the General Partner, the Partnership and its subsidiaries, providing management, maintenance and operational functions with respect to the Partnership’s assets. The Services and Secondment Agreement requires the General Partner and the Partnership to reimburse Diamondback for the cost of the seconded employees and contractors, including their wages and benefits. For the three months ended March 31, 2020 and 2019, the General Partner and the Partnership paid Diamondback $1.5 million and $1.1 million under the Services and Secondment Agreement, respectively.
Commercial Agreements

The Partnership derives substantially all of its revenue from its commercial agreements with Diamondback for the provision of midstream services. For the three months ended March 31, 2020, the Partnership received $2.6 million, $4.9 million, $79.1 million and $30.0 million under the terms of its crude oil gathering agreement, gas gathering and compression agreement, produced and flowback water gathering and disposal agreement and sourced water services agreement with Diamondback, respectively. For the three months ended March 31, 2019, the Predecessor received $2.7 million, $2.5 million, $58.5 million and $24.9 million under the terms of the Partnership’s crude oil gathering agreement, gas gathering and compression agreement, produced and flowback water gathering and disposal agreement and sourced water services agreement with Diamondback, respectively.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

Fasken Center Agreements

The Partnership has entered into a long-term lease agreement with Diamondback for certain office space located within the Fasken Center. Effective as of January 31, 2018, Diamondback contributed all of its membership interest in Tall Towers, which owns the Fasken Center in Midland, Texas, to the Operating Company pursuant to the asset contribution agreement. Diamondback is a tenant in the Fasken Center. For the three months ended March 31, 2020 and 2019, the Partnership received $1.5 million and $0.8 million, respectively, related to its lease agreement with Diamondback.

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

For the three months ended March 31, 2020, the Partnership accrued state income tax expense of approximately $0.1 million for its share of Texas margin tax for which the Partnership's share of the Operating Company results are included in a combined tax return filed by Diamondback.

14.    INCOME TAXES

Prior to the IPO, all of the membership interests of the Predecessor were owned by a single member. Under applicable federal income tax provisions, the Predecessor’s legal existence as an entity separate from its sole owner was disregarded for U.S. federal income tax purposes. As a result, the Predecessor’s owner, Diamondback, was responsible for federal income taxes on its share of the Predecessor’s taxable income. Similarly, the Predecessor had no tax attributes such as net operating loss carryforwards because such tax attributes are treated for federal income tax purposes as attributable to the Predecessor’s owner.

In certain circumstances, GAAP requires or permits entities such as the Predecessor to account for income taxes under the principles of ASC Topic 740, "Income Taxes" ("ASC Topic 740"), notwithstanding the fact that the separate legal entity’s activity is attributed to its owner for income tax purposes. Accordingly, the Predecessor has applied the principles of ASC Topic 740 to its financial statements herein, for periods prior to the IPO, as if the Predecessor had been subject to taxation as a corporation. Consistent with the overall basis of presentation as described in Note 1—Organization and Basis of Presentation, for the three months ended March 31, 2019, net income for the period prior to the IPO reflects income taxes based on federal and state income tax rates, net of federal benefit, applicable to the Predecessor as if it had been subject to taxation as a corporation. In connection with the completion of the IPO, an adjustment of $31.1 million to equity of the Predecessor was recorded for the elimination of current and deferred tax liabilities related to the period prior to the IPO.

For the three months ended March 31, 2020, net income from continuing operations reflects income tax expense of $3.8 million. For the three months ended March 31, 2019, net income of the Predecessor reflects income tax expense of $10.8 million. Total income tax expense for these periods differed from applying the U.S. statutory corporate income tax rate to pre-tax income primarily due to state income taxes, net of federal benefit, and due to net income attributable to the noncontrolling interest for the period subsequent to the IPO.

The effective income tax rate for the three months ended March 31, 2020 was 6.5%. The effective income tax rate of the Predecessor for the three months ended March 31, 2019 was 21.6%. The decrease in the effective income tax rates for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, is primarily due to net income attributable to the noncontrolling interest for the three months ended March 31, 2020.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. This legislation included a number of provisions applicable to U.S. income taxes for corporations, including providing for carryback of certain net operating losses, accelerated refund of minimum tax credits, and modifications to the rules limiting the deductibility of business

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

interest expense. The Partnership has considered the impact of this legislation in the period of enactment and concluded there was not a material impact to the Partnership’s current or deferred income tax balances.

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

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

The following table summarizes operating lease costs for the periods indicated:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(In thousands)
Operating lease costs	$237	$393

For the three months ended March 31, 2020 and 2019, cash paid for operating lease liabilities, and reported in cash flows provided by operating activities on the Partnership’s Statement of Consolidated Cash Flows, was $0.3 million and $0.4 million, respectively. During the three months ended March 31, 2020, the Partnership recorded no additional right-of-use assets in exchange for new lease liabilities. During the three months ended March 31, 2019, the Partnership recorded an additional $0.9 million of right-of-use assets in exchange for new lease liabilities.

The operating lease right-of-use assets were reported on the Consolidated Balance Sheet. As of March 31, 2020, the operating right-of-use assets were $0.2 million and the operating lease liabilities were $0.2 million, of which $0.2 million was classified as current. As of March 31, 2020, the weighted average remaining lease term was 0.4 years and the weighted average discount rate was 8.2%.

Schedule of Operating Lease Liability Maturities

The following table summarizes undiscounted cash flows owed by the Partnership to lessors pursuant to contractual agreements in effect as of March 31, 2020:

As of March 31, 2020
(In thousands)
2020 (April - December)	$174
2021	—
2022	—
2023	—
2024	—
Thereafter	—
Total lease payments	174
Less: interest	3
Present value of lease liabilities	$171

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

17.    COMMITMENTS AND CONTINGENCIES

The Partnership may be a party to various routine legal proceedings, disputes and claims from time to time arising in the ordinary course of its business, including those that arise from interpretation of federal and state laws and regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. The Partnership's management believes

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

there are currently no such matters that, if decided adversely, will have a material adverse effect on its financial condition, results of operations or cash flows.

As of March 31, 2020, the Partnership's anticipated future capital commitments for its equity method investments included $86.0 million for the remainder of 2020 and total $146.1 million in aggregate.

18.    SUBSEQUENT EVENTS

Cash Distribution

On April 30, 2020, the board of directors of the General Partner approved a cash distribution for the first quarter of 2020 of $0.29 per common unit, payable on May 26, 2020, to unitholders of record at the close of business on May 18, 2020.

19.    OPERATING BUSINESS SEGMENTS

The Partnership's operations are reported in two operating business segments: (i) midstream services and (ii) real estate operations. The following tables summarize the results of the Partnership's operating business segments during the periods presented:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Midstream Services	Real Estate Operations	Total	Midstream Services	Real Estate Operations	Total
	(In thousands)
Revenues—related party	$116,583	$—	$116,583	$88,576	$—	$88,576
Revenues—third party	9,100	—	9,100	3,487	—	3,487
Rental income—related party	—	1,402	1,402	—	715	715
Rental income—third party	—	1,901	1,901	—	2,067	2,067
Other real estate income—related party	—	116	116	—	73	73
Other real estate income—third party	—	293	293	—	258	258
Total revenues	125,683	3,712	129,395	92,063	3,113	95,176
Direct operating expenses	32,874	—	32,874	20,186	—	20,186
Cost of goods sold (exclusive of depreciation and amortization)	15,961	—	15,961	13,053	—	13,053
Real estate operating expenses	—	728	728	—	526	526
Depreciation, amortization and accretion	10,742	1,764	12,506	7,958	1,946	9,904
Loss on disposal of property, plant and equipment	1,538	—	1,538	—	—	—
Loss (income) from equity method investments	245	—	245	(50)	—	(50)
Segment profit	64,323	1,220	65,543	50,916	641	51,557
General and administrative expenses			(4,514)			(1,369)
Interest expense, net			(2,621)			—
Net income before income taxes	64,323	1,220	58,408	50,916	641	50,188
Provision for income taxes			3,820			10,832
Net income	$64,323	$1,220	$54,588	$50,916	$641	$39,356

	As of March 31, 2020			As of December 31, 2019
Segment assets	$1,504,591	$106,344	$1,676,215	$1,435,659	$108,239	$1,636,393

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See "Part II. Item 1A. Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements."

Overview

We are a growth-oriented Delaware limited partnership formed by Diamondback in July 2018 to own, operate, develop and acquire midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin, one of the most prolific oil producing areas in the world. We have elected to be treated as a corporation for U.S. federal income tax purposes.

We provide crude oil, natural gas and water-related midstream services (including water sourcing and transportation and produced water gathering and disposal) to Diamondback under long-term, fixed-fee contracts. As of March 31, 2020, our assets include 886 miles of pipeline across the Midland and Delaware Basins with approximately 236,000 Bbl/d of crude oil gathering capacity, 135,000 Mcf/d of natural gas compression capability, 150,000 Mcf/d of natural gas gathering capacity, 3.5 MMBbl/d of produced water disposal capacity and 575,000 Bbl/d of sourced water gathering capacity. In addition to our midstream infrastructure assets, we own equity interests in three long-haul crude oil pipelines, which, upon completion, will run from the Permian to the Texas Gulf Coast. In addition, we own equity interests in third-party operated gathering systems and processing facilities supported by dedications from Diamondback. We are critical to Diamondback’s growth plans because we provide a long-term midstream solution to its increasing crude oil, natural gas and water-related services needs through our robust infield gathering systems and produced water disposal capabilities.

As of March 31, 2020, our General Partner had a 100% general partner interest in us, and Diamondback owned no common units and all of our 107,815,152 outstanding Class B units, representing approximately 71% of our total units outstanding. Diamondback also owns and controls our General Partner.

As of March 31, 2020, we own a 29% controlling membership interest in the Operating Company and Diamondback owns, through its ownership of the Operating Company units, a 71% economic, non-voting interest in the Operating Company. However, as required by GAAP, we consolidate 100% of the assets and operations of the Operating Company in our financial statements and reflect a non-controlling interest.

Recent Developments

COVID-19 and Recent Collapse in Commodity Prices
On March 11, 2020, the World Health Organization characterized the global outbreak of the novel strain of coronavirus, COVID-19, as a “pandemic.” To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers. Such actions have resulted in a swift and unprecedented reduction in international and U.S. economic activity which, in turn, has adversely affected the demand for oil and natural gas and caused significant volatility and disruption of the financial markets.
In early March 2020, oil prices dropped sharply, and then continued to decline reaching levels below zero dollars per barrel. This was a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including the announcement of price reductions and production increases by OPEC members and other exporting nations and the ongoing COVID-19 pandemic. The commodity prices are expected to continue to be volatile as a result of changes in oil and natural gas production, inventories and demand and national and international economic performance. We cannot predict when prices will improve and stabilize.
As a result of the reduction in crude oil demand caused by factors mentioned above, in March 2020, Diamondback announced reductions to its capital plans for 2020 and has indicated that it may decrease its budget further should commodity prices remain weak. Diamondback has also lowered its total commodity production and oil production guidance for 2020, with full year oil production expected to be lower than annualized fourth quarter 2019 oil production.

We derive substantially all of our revenue from our commercial agreements with Diamondback, which do not contain minimum volume commitments. The reduction of Diamondback’s drilling and development plan on the acreage dedicated to us by Diamondback directly and adversely impacts Diamondback’s demand for our midstream services. Following Diamondback’s announcement, we announced a reduction in our capital budget for 2020, and may further decrease our budget to align with changes to Diamondback’s development plans. We cannot predict the extent to which Diamondback’s businesses would be impacted if conditions in the energy industry were to further deteriorate nor can we estimate the impact such conditions would have on Diamondback’s ability to execute its drilling and development plan on the dedicated acreage or to perform under our commercial agreements. Please read “Risk Factors—Risks Related to Our Business—We derive substantially all of our revenue from Diamondback. If Diamondback changes its business strategy, alters its current drilling and development plan on the dedicated acreage, or otherwise significantly reduces the volumes of crude oil, natural gas, produced water or sourced water with respect to which we perform midstream services, our revenue would decline and our business, financial condition, results of operations, cash flow and ability to make distributions to our common unitholders would be materially and adversely affected” included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

Operational Update

The following are the significant operating results for the three months ended March 31, 2020 as compared with the three months ended March 31, 2019:

•	average crude oil gathering volumes were 97,293 Bbl/d, an increase of 30% year over year;

•	average natural gas gathering volumes were 117,761 MMBtu/d, an increase of 95% year over year;

•	average produced water gathering and disposal volumes were 941,628 Bbl/d, an increase of 32% year over year; and

•	average sourced water gathering volumes were 446,713 Bbl/d, an increase of 27% year over year.

Pipeline Infrastructure Assets
The following tables provide information regarding our gathering, compression and transportation system as of March 31, 2020 and utilization for the quarter ended March 31, 2020:

(miles)(1)	Delaware Basin	Midland Basin	Permian Total
Crude oil	106	44	150
Natural gas	149	—	149
Produced water	261	221	482
Sourced water	32	73	105
Total	548	338	886

(capacity/capability)(1)	Delaware Basin	Midland Basin	Permian Total	Utilization
Crude oil gathering (Bbl/d)	180,000	56,000	236,000	41%
Natural gas compression (Mcf/d)	135,000	—	135,000	63%
Natural gas gathering (Mcf/d)	150,000	—	150,000	56%
Produced water gathering and disposal (Bbl/d)	1,660,500	1,872,300	3,532,800	28%
Sourced water (Bbl/d)	120,000	455,000	575,000	78%

(1)	Does not include assets of EPIC, Gray Oak, Wink to Webster, Amarillo Rattler or OMOG joint ventures.

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

	Three Months Ended March 31,
(throughput)(1)	2020	2019
Crude oil gathering volumes (Bbl/d)	97,293	74,567
Natural gas gathering volumes (MMBtu/d)	117,761	60,534
Produced water gathering and disposal volumes (Bbl/d)	941,628	711,198
Sourced water gathering volumes (Bbl/d)	446,713	352,603

(1)	Does not include volumes from the EPIC, Gray Oak, Wink to Webster, Amarillo Rattler or OMOG joint ventures.

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our Predecessor’s historical results of operations for the reasons described below:

Equity Method Investments

In 2019, we acquired equity interests in the EPIC, Gray Oak, Wink to Webster, Amarillo Rattler and OMOG joint ventures. Each of these joint ventures is accounted for using the equity method. The following table sets forth the equity method investment interests acquired during 2019:

	Ownership Interest	Acquisition Date	Cumulative Capital Contributions to Date	Anticipated Remaining Capital Commitment
			(In thousands)
EPIC Crude Holdings, LP	10%	February 1, 2019	$127,039	$12,961
Gray Oak Pipeline, LLC	10%	February 15, 2019	$124,521	$21,479
Wink to Webster Pipeline LLC	4%	July 30, 2019	$44,644	$63,356
OMOG JV LLC	60%	October 1, 2019	$218,555	$—
Amarillo Rattler, LLC	50%	December 20, 2019	$1,700	$48,300

See Note 8–Equity Method Investments for further discussion of our equity method investments.

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

Income Taxes

Income tax expense includes U.S. federal and state taxes on operations, as applicable. Prior to our IPO, our Predecessor was organized as a disregarded entity for income tax purposes. As a result, our Predecessor’s sole owner, Diamondback, was responsible for federal income taxes on our Predecessor’s taxable income. Even though we are organized as a limited partnership under state law, we are treated as a corporation for U.S. federal income tax purposes and are subject to U.S. federal and state income tax at corporate rates, subsequent to the May 24, 2019 effective date of our election to be treated as a corporation. As such, our net income for the three months ended March 31, 2020 reflects a provision for income taxes, and for the 2019 periods prior to our IPO, net income for the Predecessor reflects on a pro forma basis, a provision for income taxes as if our Predecessor had been treated as a corporation for U.S. federal income tax purposes.

Factors Impacting Our Business

We expect our business to continue to be affected by the following key factors. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. For a discussion of how our commodity prices are expected to continue to be volatile as a result of the near term actions by members of OPEC and other oil exporting nations and the ongoing COVID-19 pandemic and the direct and indirect impact of this volatility on our business, financial condition, results of operations, cash flow and ability to make distributions to our common unitholders, please read “Recent Developments—COVID-19 and Recent Collapse in Commodity Prices” above.

Sources of Our Revenues

We currently generate a substantial portion of our revenues under fee-based commercial agreements with Diamondback, each with an initial term ending in 2034, utilizing our infrastructure assets or our planned infrastructure assets to provide an array of essential services critical to Diamondback’s upstream operations on certain dedicated acreage in the Delaware and Midland Basins. Our crude oil infrastructure assets consist of gathering pipelines and metering facilities, which collectively gather crude oil for our customers. Our facilities gather crude oil from horizontal and vertical wells in Diamondback’s ReWard, Spanish Trail, Pecos and Glasscock areas within the Permian. Our natural gas gathering and compression system consists of gathering pipelines, compression and metering facilities, which collectively service the production from Diamondback’s Pecos area assets within the Permian. Our water sourcing and distribution assets consist of water wells, hydraulic fracturing pits, pipelines and water treatment facilities, which collectively gather and distribute water from Permian aquifers to the drilling and completion sites through buried pipelines and temporary surface pipelines. Our produced water gathering and disposal system spans approximately 482 miles and consists of gathering pipelines along with produced water disposal wells and facilities which collectively gather and dispose of produced water from operations throughout Diamondback’s Permian acreage.

Our contracts with Diamondback promote cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas or water that we gather and do not engage in the trading of crude oil or natural gas. However, the volumetric fees we charge are adjusted each calendar year by the amount of percentage change, if any, in the consumer price index from the preceding calendar year. No adjustment will be made if the percentage change would result in a fee below the initial fee set forth in the applicable commercial agreement and any adjustment to the volumetric fees shall not exceed 3% of the then-current fee. Further, the total adjustment of the fees shall never result in a cumulative volumetric fee adjustment of more than 30% of the initial fees set forth in the applicable commercial agreement.

Supply and Demand for Crude Oil and Natural Gas

Commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Diamondback and third-parties in the development of new crude oil and natural gas reserves. Generally, drilling and production activity will increase as crude oil and natural gas prices increase. Our throughput volumes depend primarily on the volumes of crude oil and natural gas produced by Diamondback in the Permian and, with respect to sourced water, the number of wells drilled and completed. Commodity prices are volatile and influenced by numerous factors beyond our or Diamondback’s control, including the domestic and global supply of and demand for crude oil and natural gas. The commodities trading markets, as well as other supply and demand factors, may also influence the selling prices of crude oil and natural gas. Furthermore, our ability to execute our growth strategy in the Permian will depend on crude oil and natural gas production in that area, which is also affected by the supply of and demand for crude oil and natural gas. Please read “Risk Factors—Risks Related to Our Business—Our business and operations have been and will likely continue to be adversely affected by the recent COVID-19 pandemic and decreased demand for oil and natural gas” included in Part II. Item 1A. Risk Factors and “Risk Factors-Risks Related to Our Business-Because of the natural decline in hydrocarbon production from existing wells, our success depends, in part, on our ability to maintain or increase hydrocarbon throughput volumes on our midstream systems, which depends on our customers’ levels of development and completion activity on our Dedicated Acreage” and “Risk Factors—Risks Related to Our Business—Our construction of new midstream assets may not result in revenue increases and may be subject to regulatory, environmental, political, contractual, legal and economic risks, which could adversely affect our cash flow, results of operations and financial condition and, as a result, our ability to distribute cash to unitholders” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Results of Operations

The following table sets forth selected historical operating data for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except operating data)
Revenues:
Revenues—related party	$116,583	$88,576
Revenues—third party	9,100	3,487
Rental income—related party	1,402	715
Rental income—third party	1,901	2,067
Other real estate income—related party	116	73
Other real estate income—third party	293	258
Total revenues	129,395	95,176
Costs and expenses:
Direct operating expenses	32,874	20,186
Cost of goods sold (exclusive of depreciation and amortization)	15,961	13,053
Real estate operating expenses	728	526
Depreciation, amortization and accretion	12,506	9,904
General and administrative expenses	4,514	1,369
Loss on disposal of property, plant and equipment	1,538	—
Total costs and expenses	68,121	45,038
Income from operations	61,274	50,138
Other income (expense):
Interest expense, net	(2,621)	—
(Loss) income from equity method investments	(245)	50
Total other income (expense), net	(2,866)	50
Net income before income taxes	58,408	50,188
Provision for income taxes	3,820	10,832
Net income after taxes	$54,588	$39,356
Net income attributable to non-controlling interest	41,557
Net income attributable to Rattler Midstream LP	$13,031

Operating Data:
Throughput(1)
Crude oil gathering volumes (Bbl/d)	97,293	74,567
Natural gas gathering volumes (MMBtu/d)	117,761	60,534
Produced water gathering and disposal volumes (Bbl/d)	941,628	711,198
Sourced water gathering volumes (Bbl/d)	446,713	352,603

(1)	Does not include volumes from the EPIC, Gray Oak, Wink to Webster, Amarillo Rattler or OMOG joint ventures.

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenues

Revenues increased by $34.2 million, or 36%, to $129.4 million for the three months ended March 31, 2020 from $95.2 million for the three months ended March 31, 2019. This increase relates to increased volumes largely due to the continued build out of certain midstream assets that Diamondback contributed to us, as well as the additional build out of historical Partnership systems.

Direct Operating Expenses

Direct operating expenses increased by $12.7 million, or 63%, to $32.9 million for the three months ended March 31, 2020 from $20.2 million for three months ended March 31, 2019. This increase was due to increased volumes associated with capital deployed during 2019 and 2020 to expand gathering and disposal assets.

Cost of Goods Sold

Cost of goods sold (exclusive of depreciation and amortization) increased by $2.9 million, or 22%, to $16.0 million for the three months ended March 31, 2020 from $13.1 million for the three months ended March 31, 2019. The increase primarily relates to increased volumes due to the continued build out of historical sourced water systems of the Operating Company.

Real Estate Operating Expenses

Real estate operating expenses increased by $0.2 million, or 38%, to $0.7 million for the three months ended March 31, 2020 from $0.5 million for the three months ended March 31, 2019. The increase primarily relates to the normal maintenance and the addition of new tenants.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense increased by $2.6 million, or 26%, to $12.5 million for the three months ended March 31, 2020 from $9.9 million for the three months ended March 31, 2019. This increase was primarily due to capital development of existing gathering, transportation and disposal systems.

General and Administrative Expenses

General and administrative expenses increased by $3.1 million to $4.5 million for the three months ended March 31, 2020 from $1.4 million for the three months ended March 31, 2019. This increase was primarily due to increased shared service allocations and additional professional service fees attributable to business growth, additional costs incurred related to the continued buildout of certain midstream assets contributed by Diamondback and additional public company costs incurred.

Loss on Disposal of Property, Plant and Equipment

Loss on disposal of property, plant and equipment was $1.5 million for the three months ended March 31, 2020 due to weather damage at certain produced water disposal facilities. The loss from these damages totaled $1.3 million. Additionally, an asset was sold resulting in a net loss of $0.2 million.

Interest Expense, Net

Net interest expense was $2.6 million for the three months ended March 31, 2020. For the three months ended March 31, 2019, there was no net interest expense. This increase was due to the Partnership entering into the credit agreement on May 28, 2019 and having a full period of borrowings during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Loss/Income from Equity Method Investments

Loss from equity method investments was $0.2 million for the three months ended March 31, 2020. Income from equity method investments was approximately $0.1 million for the three months ended March 31, 2019.

Provision for Income Taxes

We recorded income tax expense of $3.8 million and $10.8 million for the three months ended March 31, 2020 and 2019, respectively. The change in our income tax provision was primarily due to the impact of net income attributable to the non-controlling interest, partially offset by an increase in pre-tax income, for the three months ended March 31, 2020. Total income tax expense for the three months ended March 31, 2020 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to state taxes, net of federal benefit, and due to net income attributable to the non-controlling interest.

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

We define Adjusted EBITDA as net income before income taxes, interest expense, net of amount capitalized, our proportional interest expense related to equity method investments, non-cash unit-based compensation expense, depreciation, amortization and accretion on assets and liabilities of the Operating Company, our proportional interest of depreciation on our equity method investments and other non-cash transactions. The GAAP measure most directly comparable to Adjusted EBITDA is net income. Adjusted EBITDA should not be considered an alternative to net income or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA excludes some, but not all, items that affect net income, and these measures may vary from those of other companies. As a result, Adjusted EBITDA as presented below may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$54,588	$39,356
Depreciation, amortization and accretion	12,506	9,904
Depreciation related to equity method investments	3,443	—
Interest expense, net of amount capitalized	2,621	—
Interest expense related to equity method investments	323	—
Non-cash unit-based compensation expense	2,219	—
Other non-cash transactions	1,460	—
Provision for income taxes	3,820	10,832
Adjusted EBITDA	80,980	$60,092
Less: Adjusted EBITDA attributable to non-controlling interest	(57,624)
Adjusted EBITDA attributable to Rattler Midstream LP	$23,356

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Prior to our IPO, our sources of liquidity were based on cash flow from operations and funding from Diamondback.

Our sources of liquidity following our IPO include cash generated from operations, borrowings under the credit agreement and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. We do not have any commitment from Diamondback, our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Should we require additional capital, the continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, the indirect effect of depressed commodity markets and/or adverse macroeconomic conditions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

At the closing of our IPO, the board of directors of our general partner adopted a policy for us to distribute cash distributions to common unitholders of record on the applicable record date of $0.25 per common unit after the end of each quarter beginning with the quarter ending September 30, 2019. On February 13, 2020, the board of directors of our general partner revised our cash distribution policy to provide that cash distributions will be made to common unitholders of record on the applicable record date of $0.29 per common unit for each quarter ending after December 31, 2019. The board of directors of our general partner may change our distribution policy at any time and from time to time.
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
On April 30, 2020, the board of directors of our general partner approved a cash distribution for the first quarter of 2020 of $0.29 per common unit, payable on May 26, 2020, to unitholders of record at the close of business on May 18, 2020.

Cash Flows

Net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash Flow Data:
Net cash provided by operating activities	$97,987	$55,240
Net cash used in investing activities	(74,806)	(51,743)
Net cash used in financing activities	(17,631)	—
Net increase in cash	$5,550	$3,497

Operating Activities

Net cash provided by operating activities increased by $42.7 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was due to increased operations as additional assets have been placed into service and the continued build out of certain midstream assets that Diamondback contributed to us.

Investing Activities

Net cash used in investing activities was $74.8 million and $51.7 million during the three months ended March 31, 2020 and 2019, respectively, and was primarily related to additions to property, plant and equipment and contributions to our EPIC, Gray Oak, Wink to Webster and Amarillo Rattler equity method investments which were partially offset by distributions from our Gray Oak and OMOG equity method investments. See Note 8—Equity Method Investments.

Financing Activities

Net cash used in financing activities was $17.6 million during the three months ended March 31, 2020, primarily related to distributions to our unitholders of $44.0 million partially offset by proceeds from borrowings on our credit agreement of $27.0 million during the period. There was no net cash provided by or used in financing activities during the three months ended March 31, 2019.

Capital Requirements and Sources of Liquidity

The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. However, with respect to capital expenditures incurred for acquisitions or capital improvements, we have some discretion and control. In a time of reduced operational activity, we may choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. Subject to financing alternatives, we may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive. We consistently monitor and may adjust our projected capital expenditures in response to factors both within and outside our control.
For the three months ended March 31, 2020, our total capital expenditures were $52.0 million, of which $41.4 million were related to produced water disposal assets, $2.1 million were related to crude oil gathering assets, $5.8 million were related to natural gas gathering assets, and $2.7 million were related to sourced water assets. We estimate that our total capital expenditures related to midstream assets for 2020 will be between $100 million and $150 million, excluding our anticipated capital commitments associated with our equity interest in certain pipeline projects. However, this range could decrease due to the continued impact, either directly or indirectly, of the COVID-19 pandemic or depressed crude oil prices on our business.

As of March 31, 2020, our anticipated future capital commitments for our equity method investments included $86.0 million for the remainder of 2020 and totals $146.1 million in aggregate.

Based upon current expectations for 2020, we believe that our cash flow from operations, cash on hand and borrowing under our revolving credit facility will be sufficient to fund our operations and anticipated future capital commitments through year-end 2020.

Credit Agreement—Wells Fargo

Our credit agreement provides for a revolving credit facility in the maximum credit amount of $600.0 million, which is expandable to $1.0 billion upon our election, subject to obtaining additional lender commitments and satisfaction of customary conditions. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid at the maturity date of May 28, 2024. The loan is guaranteed by us and Tall Towers, Rattler OMOG LLC and Rattler Ajax Processing LLC and is secured by substantially all of our, the Operating Company and the other guarantors' assets. As of March 31, 2020, we had $451.0 million of outstanding borrowings and $149.0 million available for future borrowings under the credit agreement.

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

As of March 31, 2020, we were in compliance with all financial covenants under the credit agreement. The lenders may accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change in control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial maintenance covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. With certain specified exceptions, the terms and provisions of the credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.
Contractual Obligations

Except as may be discussed in Note 17 of the Notes to the Consolidated Financial Statements of this report, there were no material changes to our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies

There have been no changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Operating Company's credit agreement. The terms of the credit agreement provide for interest at a rate elected by the Operating Company that is based on the prime rate or LIBOR, in each case plus margins ranging from 0.250% to 1.250% for prime-based loans and 1.250% to 2.250% per annum for LIBOR loans, in each case depending on the Consolidated Total Leverage Ratio (as defined in the credit agreement). The Operating Company is obligated to pay a quarterly commitment fee ranging from 0.250% to 0.375% per annum on the unused portion of the commitment, which fee is also dependent on the Consolidated Total Leverage Ratio.

As of March 31, 2020, we had $451.0 million of outstanding borrowings and $149.0 million available for future borrowings under the credit agreement. The weighted average interest rate on borrowings under the credit agreement was 2.19% as of March 31, 2020. An increase or decrease of 1% in the interest rate would have a corresponding increase or decrease in our interest expense of approximately $4.5 million based on the $451.0 million outstanding under the credit agreement as of March 31, 2020.

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

As of March 31, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of March 31, 2020, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Due to the nature of our business, we may be involved in various routine legal proceedings, disputes and claims from time to time arising in the ordinary course of our business activities. In the opinion of our management, there are currently no such matters that, if decided adversely, will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 17—Commitments and Contingencies.

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

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and in subsequent filings we make with the SEC, as well as the risk factors set forth below.

Risks Related to Our Business
Our business and operations have been and will likely continue to be adversely affected by the recent COVID-19 pandemic and decreased demand for oil and natural gas.
The spread of COVID-19 caused, and is continuing to cause, severe disruptions in the worldwide and U.S. economies, including contributing to reduced global and domestic demand for oil and natural gas, which has had and will likely continue to have an adverse effect on our business, financial condition and results of operations. The reduced demand for oil and natural gas, combined with pipeline capacity and storage constraints created by excess oil supply in the Permian Basin, has depressed oil prices to all-time lows. Oil and natural gas prices are expected to continue to be volatile as a result of the extent and duration of global production increases and the lack of storage capacity in the State of Texas, among other factors.
As a result of the reduction in crude oil demand, Diamondback announced reductions to its capital plans for 2020 and has indicated that it may decrease its budget further should commodity prices remain weak. We derive substantially all of our revenue from our commercial agreements with Diamondback, which do not contain minimum volume commitments. Reductions of Diamondback’s drilling and development plan on our dedicated acreage have had and will likely continue to have a direct and adverse impact on Diamondback’s demand for our midstream services and, consequently, our results of operations.
Moreover, since the beginning of January 2020, the COVID-19 pandemic has caused significant disruption in the financial markets both globally and in the United States. The continued spread of COVID-19 could also negatively impact the availability of key personnel necessary to conduct our business. If COVID-19 continues to spread or the response to contain the COVID-19 pandemic is unsuccessful, we could experience material adverse effects on our business, financial condition and results of operations.
ITEM 5.     OTHER INFORMATION

Amendments to Commercial Agreements

On May 5, 2020, the conflicts committee of the board of directors of our general partner approved (i) an amendment, effective May 5, 2020, to the amended and restated crude oil gathering agreement (the “crude oil gathering agreement”), (ii) a second amendment, effective May 5, 2020, to the gas gathering and compression agreement (the “gas gathering agreement”), (iii) an amendment, effective May 5, 2020, to the amended and restated produced and flowback water gathering and disposal agreement (the “produced water agreement”) and (iv) an amendment, effective May 5, 2020, to the freshwater purchase and services agreement (the “sourced water agreement”) (collectively, the “commercial agreements”). The amendments to the commercial agreements, among other things, in certain cases add certain new areas to the dedication and commitment of Diamondback and its affiliates and revise the threshold for permitting releases of dedications in connection with transfers or swaps by Diamondback or its affiliates. The threshold for each commercial agreement is determined based on the number of net acres of properties owned by Diamondback or its affiliates and dedicated under such commercial agreement as of December 31, 2019, with allowances for lease expirations following December 31, 2019.

The foregoing description of the amendments to the crude oil gathering agreement, gas gathering agreement, produced water agreement and sourced water agreement is qualified in its entirety by reference to the full text of these agreements, which are attached hereto as Exhibits 10.2, 10.3, 10.4 and 10.5, respectively, and incorporated by reference herein.

ITEM 6.     EXHIBITS

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

10.1	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K (File No. 001-38919) filed on February 26, 2020).
10.2*#^
First Amendment to Amended and Restated Crude Oil Gathering Agreement by and between Diamondback E&P LLC, Energen Resources Corporation, Diamondback O&G LLC and Rattler Midstream Operating LLC, effective as of May 5, 2020.

10.3*#^
Second Amendment to Gas Gathering and Compression Agreement by and between Diamondback E&P LLC, Diamondback O&G LLC and Rattler Midstream Operating LLC (formerly Rattler Midstream LLC), effective as of May 5, 2020.

10.4*#^
First Amendment to Amended and Restated Produced and Flowback Water Gathering and Disposal Agreement by and between Diamondback E&P LLC, Energen Resources Corporation, Diamondback O&G LLC and Rattler Midstream Operating LLC, effective as of May 5, 2020.

10.5*#^
First Amendment to Freshwater Purchase and Services Agreement by and between Diamondback E&P LLC, Diamondback O&G LLC and Rattler Midstream Operating LLC (formerly Rattler Midstream LLC), effective as of May 5, 2020.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Unitholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

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

#
The schedules (or similar attachments) referenced in this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. A copy of any omitted schedule (or similar attachment) will be furnished supplementally to the Securities and Exchange Commission upon request.

^
Information in this agreement identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RATTLER MIDSTREAM LP

		By:	RATTLER MIDSTREAM GP LLC,
its general partner

Date:	May 7, 2020	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2020	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial Officer)