Form 10-Q
period 2020-06-30
RATTLER MIDSTREAM LP
filed 2020-08-10
CIK 1748773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had outstanding 43,996,243 common units representing limited partner interests and 107,815,152 Class B units representing limited partner interests.

RATTLER MIDSTREAM LP
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

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

Throughput	The volume of product transported or passing through a pipeline, plant, terminal or other facility.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms used in this report:

Diamondback	Diamondback Energy, Inc., a Delaware corporation, and its subsidiaries other than the Partnership and its subsidiaries (including the Operating Company).
Exchange Act	The Securities Exchange Act of 1934, as amended.
FERC	Federal Energy Regulatory Commission.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Rattler Midstream GP LLC, a Delaware limited liability company; the general partner of the Partnership and a wholly owned subsidiary of Diamondback.
IPO	The Partnership’s initial public offering.
LTIP	Rattler Midstream LP Long Term Incentive Plan.
Nasdaq	The Nasdaq Global Select Market.
Operating Company	Rattler Midstream Operating LLC, a Delaware limited liability company and a consolidated subsidiary of the Partnership.
Partnership	Rattler Midstream LP, a Delaware limited partnership.
Partnership agreement	The first amended and restated agreement of limited partnership, dated May 28, 2019.
Predecessor	The Operating Company, prior to May 28, 2019 for accounting purposes.
SEC	Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
Wells Fargo	Wells Fargo Bank, National Association.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and our Annual Report on Form 10-K for the year ended December 31, 2019 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Partnership” are intended to mean the business and operations of the Partnership and its consolidated subsidiaries, Rattler Midstream Operating LLC (the “Operating Company”), Tall City Towers LLC (“Tall Towers”), Rattler OMOG LLC and Rattler Ajax Processing LLC.

Forward-looking statements may include statements about:

•Diamondback’s ability to meet its drilling and development plans on a timely basis or at all;

•the volatility of realized oil and natural gas prices, including in Diamondback’s area of operation in the Permian Basin, and the extent and duration of price reductions and increased production by the Organization of the Petroleum Exporting Countries (“OPEC”) members and other oil exporting nations;

•the threat, occurrence, potential duration or other implications of epidemic or pandemic diseases, including the recent outbreak of a highly transmissible and pathogenic strain of coronavirus (“COVID-19”), or any government responses to such occurrence or threat;

•logistical challenges and supply chain disruptions during the ongoing COVID-19 pandemic;

•changes in general economic, business or industry conditions;

•conditions in the capital, financial and credit markets;

•competitive conditions in our industry and the effect of U.S. energy, monetary and trade policies;

•U.S. and global economic conditions and political and economic developments, including the outcome of the U.S. presidential election and resulting energy and environmental policies;

•actions taken by third party operators, gatherers, processors and transporters;

•the demand for and costs of conducting midstream infrastructure services;

•our ability to successfully implement our business plan;

•our ability to complete internal growth projects on time and on budget;

•our ability to identify, complete and effectively integrate acquisitions into our operations;

•our ability to achieve anticipated synergies, system optionality and accretion associated with acquisitions;

•the impact of potential impairment charges;

•the results of our investments in joint ventures;

•the availability and price of crude oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•competition from the same and alternative energy sources;

•energy efficiency and technology trends;

•operating hazards and other risks incidental to our midstream services;

•natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•defaults by Diamondback under our commercial agreements;

•our lack of asset and geographic diversification;

•increases in our tax liability;

•the effect of existing and future laws and government regulations;

•terrorist attacks or cyber threats;

•the effects of future litigation; and

•certain factors discussed elsewhere in this report.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Rattler Midstream LP
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2020	2019
	(In thousands)
Assets
Current assets:
Cash	$11,170	$10,633
Accounts receivable—related party	4,456	50,270
Accounts receivable—third party, net	7,694	9,071
Sourced water inventory	10,400	14,325
Other current assets	688	1,428
Total current assets	34,408	85,727
Property, plant and equipment:
Land	88,309	88,509
Property, plant and equipment	1,037,264	930,768
Accumulated depreciation, amortization and accretion	(81,572)	(61,132)
Property, plant and equipment, net	1,044,001	958,145
Right of use assets	86	418
Equity method investments	514,110	479,558
Real estate assets, net	96,473	98,679
Intangible lease assets, net	6,579	8,070
Deferred tax asset	78,134	—
Other assets	5,232	5,796
Total assets	$1,779,023	$1,636,393

See accompanying notes to consolidated financial statements.

Rattler Midstream LP
Consolidated Balance Sheets - Continued
(Unaudited)

	June 30,	December 31,
	2020	2019
	(In thousands, except unit amounts)
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$149	$147
Accrued liabilities	55,386	76,625
Taxes payable	406	189
Short-term lease liability	86	418
Total current liabilities	56,027	77,379
Long-term debt	523,000	424,000
Asset retirement obligations	13,272	11,347
Deferred income taxes	—	7,827
Total liabilities	592,299	520,553
Commitments and contingencies (Note 15)
Unitholders’ equity:
General partner—Diamondback	939	979
Common units—public (43,996,243 units issued and outstanding as of June 30, 2020 and 43,700,000 units issued and outstanding as of December 31, 2019)	400,928	737,777
Class B units—Diamondback (107,815,152 units issued and outstanding as of June 30, 2020 and as of December 31, 2019)	939	979
Accumulated other comprehensive loss	(320)	(198)
Total Rattler Midstream LP unitholders’ equity	402,486	739,537
Non-controlling interest	785,239	376,928
Non-controlling interest in accumulated other comprehensive loss	(1,001)	(625)
Total equity	1,186,724	1,115,840
Total liabilities and unitholders’ equity	$1,779,023	$1,636,393

See accompanying notes to consolidated financial statements.

Rattler Midstream LP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, expect per unit amounts)
Revenues:
Revenues—related party	$78,031	$103,066	$194,614	$191,642
Revenues—third party	7,175	5,078	16,275	8,565
Rental income—related party	1,417	1,256	2,819	1,971
Rental income—third party	1,885	2,038	3,786	4,105
Other real estate income—related party	53	81	169	154
Other real estate income—third party	174	255	467	513
Total revenues	88,735	111,774	218,130	206,950
Costs and expenses:
Direct operating expenses	37,378	26,406	70,252	46,592
Cost of goods sold (exclusive of depreciation and amortization)	4,744	15,849	20,705	28,902
Real estate operating expenses	590	695	1,318	1,221
Depreciation, amortization and accretion	12,100	10,158	24,606	20,062
General and administrative expenses	4,175	3,068	8,689	4,437
Loss (gain) on disposal of property, plant and equipment	1,243	(4)	2,781	(4)
Total costs and expenses	60,230	56,172	128,351	101,210
Income from operations	28,505	55,602	89,779	105,740
Other expense:
Interest expense, net	(1,926)	(85)	(4,547)	(85)
Loss from equity method investments	(13,034)	(114)	(13,279)	(64)
Total other expense, net	(14,960)	(199)	(17,826)	(149)
Net income before income taxes	13,545	55,403	71,953	105,591
Provision for income taxes	1,083	8,724	4,903	19,556
Net income	$12,462	$46,679	$67,050	$86,035
Net income before initial public offering	$—	$26,639	$—	$65,995
Net income subsequent to initial public offering	$—	$20,040	$—	$20,040
Net income attributable to non-controlling interest	9,640	15,237	51,197	15,237
Net income attributable to Rattler Midstream LP	$2,822	$4,803	$15,853	$4,803
Net income attributable to limited partners per common unit:
Basic	$0.05	$0.11	$0.33	$0.11
Diluted	$0.05	$0.11	$0.33	$0.11
Weighted average number of limited partner common units outstanding:
Basic	43,812	43,197	43,756	43,197
Diluted	43,812	44,340	43,756	44,340

See accompanying notes to consolidated financial statements.

Rattler Midstream LP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net Income	$12,462	$46,679	$67,050	$86,035
Other comprehensive income:
Change in accumulated other comprehensive loss of equity method investees attributable to non-controlling interest	(181)	—	(376)	—
Change in accumulated other comprehensive loss of equity method investees attributable to limited partner	(59)	—	(122)	—
Total other comprehensive income	(240)	—	(498)	—
Comprehensive income	$12,222	$46,679	$66,552	$86,035

See accompanying notes to consolidated financial statements.

Rattler Midstream LP
Consolidated Statements of Changes in Unitholders’ Equity
(Unaudited)

	Partnership
	Limited Partners				General Partner	Non-Controlling Interest	Accumulated Other Comprehensive Income	Non-Controlling Interest-Accumulated Other Comprehensive Income
	Common Units	Amount	Class B Units	Amount	Amount	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2019	43,700	$737,777	107,815	$979	$979	$376,928	$(198)	$(625)	$1,115,840
Unit-based compensation	—	2,219	—	—	—	—	—	—	2,219
Distribution equivalent rights payments	—	(652)	—	—	—	—	—	—	(652)
Other comprehensive income	—	—	—	—	—	—	(63)	(195)	(258)
Distributions	—	(12,673)	—	(20)	(20)	(31,266)	—	—	(43,979)
Net income	—	13,031	—	—	—	41,557	—	—	54,588
Balance at March 31, 2020	43,700	739,702	107,815	959	959	387,219	(261)	(820)	1,127,758
Unit-based compensation	450	2,120	—	—	—	—	—	—	2,120
Distribution equivalent rights payments	—	(644)	—	—	—	—	—	—	(644)
Other comprehensive income	—	—	—	—	—	—	(59)	(181)	(240)
Distributions	—	(12,673)	—	(20)	(20)	(31,267)	—	—	(43,980)
Change in ownership of consolidated subsidiaries, net	—	(329,034)	—	—	—	419,647	—	—	90,613
Units repurchased for tax withholding	(154)	(1,365)	—	—	—	—	—	—	(1,365)
Net income	—	2,822	—	—	—	9,640	—	—	12,462
Balance at June 30, 2020	43,996	$400,928	107,815	$939	$939	$785,239	$(320)	$(1,001)	$1,186,724

See accompanying notes to consolidated financial statements.

Rattler Midstream LP
Consolidated Statements of Changes in Unitholders’ Equity - Continued
(Unaudited)

	Predecessor	Partnership
	Limited Partners Member’s Equity	Limited Partners				General Partner	Non-Controlling Interest
	Amount	Common Units	Amount	Class B Units	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2018*	$527,125	—	$—	—	$1	$—	$—	$527,126
Contributions from Diamondback	458,674	—	—	—	—	—	—	458,674
Net income	39,356	—	—	—	—	—	—	39,356
Balance at March 31, 2019	1,025,155	—	—	—	1	—	—	1,025,156
Net income prior to the offering	26,639	—	—	—	—	—	—	26,639
Distributions prior to the offering	(33,712)	—	—	—	—	—	—	(33,712)
Balance at May 28, 2019	1,018,082	—	—	—	1	—	—	1,018,083
Net proceeds from the offering - public	—	43,700	719,627	—	—	—	—	719,627
Net proceeds from the offering - General Partner	—	—	—	—	—	1,000	—	1,000
Net proceeds from the offering - Diamondback	—	—	—	107,815	999	—	—	999
Unit-based compensation	—	—	831	—	—	—	—	831
Elimination of current and deferred tax liabilities	31,094	—	—	—	—	—	—	31,094
Allocation of net investment to unitholder	(322,663)	—	—	—	—	—	322,663	—
Distributions to Diamondback (Note 1)	(726,513)	—	—	—	—	—	—	(726,513)
Net income subsequent to the offering	—	—	4,803	—	—	—	15,237	20,040
Balance at June 30, 2019	$—	43,700	$725,261	107,815	$1,000	$1,000	$337,900	$1,065,161

See accompanying notes to consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$67,050	$86,035
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	4,903	19,556
Depreciation, amortization and accretion	24,606	20,062
Loss (gain) on disposal of property, plant and equipment	2,781	(4)
Unit-based compensation expense	4,339	831
Loss from equity method investments	13,279	64
Changes in operating assets and liabilities:
Accounts receivable—related party	28,166	(15,439)
Accounts receivable—third party	130	173
Accounts payable, accrued liabilities and taxes payable	(18,787)	44,842
Other	5,397	(16,723)
Net cash provided by operating activities	131,864	139,397
Cash flows from investing activities:
Additions to property, plant and equipment	(91,587)	(102,935)
Contributions to equity method investments	(66,032)	(37,420)
Distributions from equity method investments	17,870	—
Proceeds from the sale of fixed assets	42	18
Net cash used in investing activities	(139,707)	(140,337)
Cash flows from financing activities:
Proceeds from borrowings from credit facility	99,000	10,000
Payments on credit facility	—	(9,000)
Distribution equivalent rights	(1,296)	—
Net proceeds from initial public offering—public	—	719,627
Net proceeds from initial public offering—General Partner	—	1,000
Net proceeds from initial public offering—Diamondback	—	999
Units repurchased for tax withholding	(1,365)	—
Distribution to General Partner (Note 1)	(40)	—
Distribution to public (Note 1)	(25,346)	—
Distribution to Diamondback (Note 1)	(62,573)	(726,513)
Net cash provided by (used in) financing activities	8,380	(3,887)
Net increase (decrease) in cash	537	(4,827)
Cash at beginning of period	10,633	8,564
Cash at end of period	$11,170	$3,737
Supplemental disclosure of non-cash financing activity:
Contributions from Diamondback	$—	$456,055
Supplemental disclosure of non-cash investing activity:
Increase in long term assets and inventory due to contributions from Diamondback	$—	$456,055
Accounts payable related to capital expenditures	$57,357	$68,617

See accompanying notes to consolidated financial statements.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Rattler Midstream LP (the “Partnership” and, prior to May 28, 2019 for accounting purposes, the “Predecessor”) is a publicly traded Delaware limited partnership. The Partnership was formed on July 27, 2018 by Diamondback to, among other things, own, operate, develop and acquire midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin.

On January 31, 2018, Diamondback, through its then wholly owned subsidiary Tall Towers, acquired from Fasken Midland LLC (“Fasken Midland”) certain real property and related assets in Midland, Texas (the “Fasken Center”). Tall Towers was contributed to the Predecessor effective January 31, 2018.

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

At the closing of the IPO, the Partnership (i) issued 107,815,152 Class B units representing an aggregate 71% voting limited partner interest in the Partnership in exchange for a $1.0 million cash contribution from Diamondback, (ii) issued a general partner interest in the Partnership to Rattler Midstream GP LLC (the “General Partner”) in exchange for a $1.0 million cash contribution from the General Partner and (iii) caused the Operating Company to make a distribution of approximately $726.5 million to Diamondback. Diamondback, as the holder of the Class B units, and the General Partner, as the holder of the general partner interest, are entitled to receive cash preferred distributions equal to 8% per annum on the outstanding amount of their respective $1.0 million capital contributions, payable quarterly.

As of June 30, 2020, the General Partner held a 100% general partner interest in the Partnership. Diamondback owns all of the Partnership’s 107,815,152 Class B units that provide a 71% voting interest. Diamondback owns and controls the General Partner.

As of June 30, 2020, the Partnership owned a 29% controlling membership interest in the Operating Company and Diamondback owned, through its ownership of the Operating Company units, a 71% economic, non-voting interest in the Operating Company. However, as required by GAAP, the Partnership consolidates 100% of the assets and operations of the Operating Company in its financial statements and reflects a non-controlling interest.

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

The accompanying consolidated financial statements and related notes thereto were prepared in accordance with GAAP. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Making accurate estimates and assumptions is particularly difficult as the oil and natural gas industry experiences challenges resulting from negative pricing pressure from the effects of COVID-19 and actions by OPEC members and other exporting nations on the supply and demand in global oil and natural gas markets. Many companies in the oil and natural gas industry have changed near term business plans in response to changing market conditions. The aforementioned circumstances generally increase the estimation uncertainty in the Partnership’s accounting estimates, particularly the accounting estimates involving financial forecasts.

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

The Partnership adopted Accounting Standards Update (“ASU”) 2016-13 and the subsequent applicable modifications to the rule on January 1, 2020. Accounts receivable are stated at amounts due from customers and lessees, net of an allowance for expected losses as estimated by the Partnership when collection is deemed doubtful. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Partnership determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Partnership’s previous loss history, the debtor’s current ability to pay its obligation to the Partnership, the condition of the general economy and the industry as a whole. The Partnership writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. As the adoption of ASU 2016-13 did not result in a material allowance, no cumulative-effect adjustment was made to beginning unitholders’ equity. At June 30, 2020, the Partnership

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
recorded an immaterial allowance for expected losses and did not record an allowance for expected losses at December 31, 2019.

Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
Capital expenditures accrued	$39,710	$42,160
Direct operating expense accrued	11,770	22,119
Sourced water purchases accrued	1,760	9,531
Other	2,146	2,815
Total accrued liabilities	$55,386	$76,625

Accumulated Other Comprehensive Income

The following table provides changes in the components of accumulated other comprehensive income, net of related income tax effects:

(In thousands)
Balance as of December 31, 2019	$(823)
Other comprehensive loss	(498)
Balance as of June 30, 2020	$(1,321)

Non-controlling Interest

Non-controlling interest in the accompanying consolidated financial statements represents Diamondback’s ownership in the net assets of the Operating Company. When Diamondback’s relative ownership interest in the Operating Company changes, adjustments to non-controlling interest and common unitholder’s equity, tax effected, will occur. Because these changes in the Partnership’s ownership interest in the Operating Company did not result in a change of control, the transactions are accounted for as equity transactions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” This guidance requires that any differences between the carrying value of the Partnership’s basis in the Operating Company and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest.

In the second quarter of 2020, the Partnership recorded an adjustment to non-controlling interest of $419.6 million, common unitholder equity of $(329.0) million, and deferred tax asset of $90.6 million to reflect the ownership structure that was effective at June 30, 2020. The adjustment had no impact on earnings for the three months ended June 30, 2020. See Note 10—Unitholders’ Equity and Partnership Distributions for a presentation of the change in ownership.

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

The Partnership is subject to margin tax in the state of Texas pursuant to the tax sharing agreement with Diamondback, as discussed further in Note 13—Income Taxes. In addition to the Partnership’s 2019 tax year, the Predecessor’s 2016 through

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
2018 tax years, the periods during which the Predecessor’s sole owner, Diamondback, was responsible for federal income taxes on the Predecessor’s taxable income, remain open to examination by tax authorities. As of June 30, 2020, the Partnership had no unrecognized tax benefits that would have a material impact on the effective tax rate. The Partnership is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the three and six months ended June 30, 2020, there was no interest or penalties associated with uncertain tax positions recognized in the Partnership’s consolidated financial statements.

Capital Contributions

For the six months ended June 30, 2019, capital contributions from Diamondback to the Predecessor totaled $456.1 million, of which $9.2 million related to an office building located in Midland Texas, $18.1 million related to land, $9.4 million related to sourced water assets, $228.3 million related to produced water disposal assets, $35.8 million related to crude oil assets, $149.5 million related to the equity method investments in the EPIC and Gray Oak pipelines (defined below), $31.1 million related to elimination of current and deferred liabilities and $(25.3) million in additional assets and liabilities, net, related to operations.

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

It is noted that surface revenue, rental and real estate income and amortization of out of market leases are outside the scope of ASC Topic 606, “Revenue from Contracts with Customers.”

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee. The table also identifies the operating segment to which the disaggregated revenues relate. For more information on operating segments, see Note 17—Segment Information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	Segment
	(In thousands)
Type of Service:
Sourced water gathering	$4,888	$32,585	$35,655	$57,481	Midstream
Produced water gathering and disposal	68,498	65,638	149,846	124,416	Midstream
Crude oil gathering	7,309	6,071	15,086	11,983	Midstream
Natural gas gathering	4,500	3,585	9,430	6,037	Midstream
Surface revenue (non ASC 606 revenues)	11	265	872	290	Midstream
Real estate contracts (non ASC 606 revenues)	3,529	3,630	7,241	6,743	Real Estate
Total revenues	$88,735	$111,774	$218,130	$206,950

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

Effective January 1, 2019, Diamondback contributed to the Predecessor certain midstream assets (the “Energen Assets”) within the Permian Basin that it acquired from Energen Corporation (“Energen”) as part of an upstream acquisition in the fourth quarter of 2018. These assets included 56 produced water disposal wells and related gathering systems, an office building located in Midland Texas, surface land and an oil gathering system and asset retirement obligations related to these assets. Prior to their contribution, these assets were fully integrated into the upstream business acquired from Energen. The carrying value of assets included in this contribution was $279.0 million, net of $3.0 million in associated asset retirement obligations. The contributed assets were recognized by the Predecessor at Diamondback’s historical basis due to the entities being under common control.

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

		As of
	Estimated Useful Lives	June 30, 2020	December 31, 2019
	(Years)	(In thousands)
Buildings	20-30	$102,493	$102,375
Tenant improvements	15	4,501	4,501
Land improvements	15	484	484
Total real estate assets		107,478	107,360
Less: accumulated depreciation		(11,005)	(8,681)
Total investment in real estate, net		$96,473	$98,679

		As of
	Weighted Average Useful Lives	June 30, 2020	December 31, 2019
	(Months)	(In thousands)
In-place lease intangibles	45	$11,384	$11,389
Less: accumulated amortization		(7,112)	(5,927)
In-place lease intangibles, net		4,272	5,462

Above-market lease intangibles	45	3,623	3,623
Less: accumulated amortization		(1,316)	(1,015)
Above-market lease intangibles, net		2,307	2,608
Total intangible lease assets, net		$6,579	$8,070
Depreciation and amortization expense for real estate assets was $1.7 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation and amortization expense for real estate assets was $3.5 million and $3.7 million for the six months ended June 30, 2020 and 2019, respectively.

The following table presents the Partnership’s estimated amortization expense related to lease intangibles for the periods indicated (in thousands):

Remainder of
2020	2021	2022	2023	2024
$1,326	$1,715	$652	$724	$2,162

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
6. PROPERTY, PLANT AND EQUIPMENT

The following table sets forth the Partnership’s property, plant and equipment:

		As of
	Estimated	June 30,	December 31,
	Useful Lives	2020	2019
	(Years)	(In thousands)
Produced water disposal systems	10-30	$678,883	$600,797
Crude oil gathering systems(1)	30	133,856	129,658
Natural gas gathering and compression systems(1)	10-30	113,045	98,426
Sourced water gathering systems(1)	30	111,480	101,887
Total property, plant and equipment		1,037,264	930,768
Less: accumulated depreciation, amortization and accretion		(81,572)	(61,132)
Land	N/A	88,309	88,509
Total property, plant and equipment, net		$1,044,001	$958,145

(1)Included in gathering systems are $83.5 million and $138.6 million of assets at June 30, 2020 and December 31, 2019, respectively, that are not subject to depreciation, amortization and accretion as the systems were under construction and had not yet been put into service.

Depreciation expense related to property, plant and equipment was $10.0 million and $8.2 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense related to property, plant and equipment was $20.5 million and $16.2 million for the six months ended June 30, 2020 and 2019, respectively.

Internal costs capitalized to property, plant and equipment represent management’s estimate of costs incurred directly related to construction activities. Capitalized internal costs were immaterial for the six months ended June 30, 2020 and 2019.

Capitalized interest related to property, plant and equipment was immaterial for the six months ended June 30, 2020 and 2019.

The Partnership evaluates its long-lived assets for potential impairment whenever events or circumstances indicate it is more likely than not that the carrying amount of the asset, or set of assets, is greater than the fair value. An impairment involves comparing the estimated future undiscounted cash flows of an asset with the carrying amount. If the carrying amount of the asset exceeds the estimated future undiscounted cash flows, then an impairment charge is recorded for the difference between the estimated fair value of the asset and its carrying value. No impairment charges were recorded during the three and six months ended June 30, 2020. Given the rate of change impacting the oil and natural gas industry described above, it is possible that circumstances requiring additional impairment testing will occur in future interim periods, which could result in potentially material impairment charges being recorded.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
7. EQUITY METHOD INVESTMENTS

The following table presents the carrying values of the Partnership’s equity method investments as of the dates indicated:

	Ownership Interest	June 30, 2020	December 31, 2019
		(In thousands)
EPIC Crude Holdings, LP	10%	$116,476	$109,806
Gray Oak Pipeline, LLC	10%	135,342	115,840
Wink to Webster Pipeline LLC	4%	60,121	34,124
OMOG JV LLC	60%	198,146	219,098
Amarillo Rattler, LLC	50%	4,025	690
Total		$514,110	$479,558

The following table summarizes the income (loss) of equity method investees reflected in the Consolidated Statement of Operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
EPIC Crude Holdings, LP	$(616)	$(3)	$(2,799)	$(3)
Gray Oak Pipeline, LLC	1,171	(111)	1,753	(61)
Wink to Webster Pipeline LLC	12	—	200	—
OMOG JV LLC	(13,514)	—	(12,180)	—
Amarillo Rattler, LLC	(87)	—	(253)	—
Total	$(13,034)	$(114)	$(13,279)	$(64)

On February 1, 2019, Diamondback funded and the Predecessor acquired a 10% equity interest in EPIC Crude Holdings, LP (“EPIC”), which owns and operates a pipeline (the “EPIC pipeline”) that transports crude oil and natural gas liquids across Texas for delivery into the Corpus Christi market. The EPIC pipeline became fully operational in April 2020.

On February 15, 2019, Diamondback funded and the Predecessor acquired a 10% equity interest in Gray Oak Pipeline, LLC (“Gray Oak”), which owns and operates a pipeline (the “Gray Oak pipeline”) that transports crude from the Permian to Corpus Christi on the Texas Gulf Coast. The Gray Oak pipeline became fully operational in April 2020.

On March 29, 2019, the Predecessor executed a short-term promissory note to Gray Oak. The note allowed for borrowing by Gray Oak of up to $123.0 million at 2.52% interest rate with a maturity date of March 31, 2022. The short-term promissory note was repaid on May 31, 2019.

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

On December 20, 2019, the Operating Company acquired a 50% equity interest in Amarillo Rattler, LLC, which currently owns and operates the Yellow Rose gas gathering and processing system with estimated total processing capacity of 40,000 Mcf/d and over 84 miles of gathering and regional transportation pipelines in Dawson, Martin and Andrews Counties, Texas. This joint venture also intends to construct and operate a new 60,000 Mcf/d cryogenic natural gas processing plant in Martin County, Texas, as well as incremental gas gathering and compression and regional transportation pipelines. However, development of the new processing plant has been postponed pending a recovery in commodity prices and activity levels. Diamondback has contracted for up to 30,000 Mcf/d of the capacity of the new processing plant pursuant to a gas gathering and processing agreement entered into with the joint venture in exchange for Diamondback’s dedication of certain leasehold interests to that agreement.

The Partnership reviews its equity method investments to determine if a loss in value which is other than temporary has occurred. If such a loss has occurred, the Partnership recognizes an impairment provision. During the three and six months ended June 30, 2020, the Partnership’s loss from equity method investments includes a proportional charge of $15.8 million representing impairment recorded by the investee associated with its goodwill. No other impairments were recorded for the Partnership’s or Predecessor’s equity method investments for the three and six months ended June 30, 2020 or 2019. The entities in which the Partnership is invested all serve customers in the oil and natural gas industry, which has begun to experience economic challenges as described above. It is possible that prolonged industry challenges could result in circumstances requiring impairment testing, which could result in potentially material impairment charges in future interim periods.

8. DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
Operating Company revolving credit facility	$523,000	$424,000
Total long-term debt	$523,000	$424,000
The Operating Company’s Revolving Credit Facility

On May 28, 2019, the Partnership, as parent, and the Operating Company, as borrower, entered into a credit agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of banks, including Wells Fargo, as lenders party thereto. The Credit Agreement provides for a revolving credit facility in the maximum amount of $600.0 million, which is expandable to $1.0 billion upon the Partnership’s election, subject to obtaining additional lender commitments and satisfaction of customary conditions. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid at the maturity date of May 28, 2024. As of June 30, 2020, the Operating Company had $523.0 million of outstanding borrowings and $77.0 million available for future borrowings under the Credit Agreement. During the three and six months ended June 30, 2020, the weighted average interest rate on borrowings under the Credit Agreement was 2.43% and 2.64%, respectively.

As of June 30, 2020, each of the Partnership and the Operating Company was in compliance with all financial maintenance covenants under the Credit Agreement.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
Notes Offering

On July 14, 2020, the Partnership completed an offering (the “Notes Offering”) of $500.0 million in aggregate principal amount of its 5.625% Senior Notes due 2025 (the “Notes”). The Partnership received net proceeds of approximately $489.5 million from the Notes Offering. The Partnership loaned the gross proceeds to the Operating Company, which used such proceeds to pay down borrowings under the Credit Agreement. See Note 16—Subsequent Events for further discussion of the Notes Offering.

9. UNIT-BASED COMPENSATION

On May 22, 2019, the board of directors of the General Partner adopted the Rattler Midstream LP Long Term Incentive Plan (“LTIP”), for employees, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. As of June 30, 2020, a total of 14,856,026 common units had been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

For the three and six months ended June 30, 2020, the Partnership incurred $2.1 million and $4.3 million, respectively, of unit–based compensation.

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

The following table presents the phantom unit activity under the LTIP for the six months ended June 30, 2020:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2019	2,226,895	$19.14
Granted	20,910	$13.85
Vested	(449,633)	$19.14
Forfeited	(23,442)	$18.23
Unvested at June 30, 2020	1,774,730	$19.09

The aggregate fair value of phantom units that vested during the six months ended June 30, 2020 was $8.6 million. As of June 30, 2020, the unrecognized compensation cost related to unvested phantom units was $32.9 million. Such cost is expected to be recognized over a weighted-average period of 3.87 years.

10. UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has general partner and limited partner units. At June 30, 2020, the Partnership had a total of 43,996,243 common units issued and outstanding and 107,815,152 Class B units issued and outstanding, of which no common units and 107,815,152 Class B units were owned by Diamondback, representing approximately 71% of the Partnership’s total units outstanding. The Operating Company units and the Partnership’s Class B units owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
The following table summarizes changes in the ownership interest in consolidated subsidiaries during the period:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(In thousands)
Net income attributable to the Partnership	$2,822	$15,853
Change in ownership of consolidated subsidiaries	(329,034)	(329,034)
Change from net (loss) income attributable to the Partnership's unitholders and transfers to non-controlling interest	$(326,212)	$(313,181)

There were no changes in the ownership interests in consolidated subsidiaries during the period between the closing of the IPO on May 28, 2019 and June 30, 2019.

At the closing of the IPO, the board of directors of the General Partner adopted a policy pursuant to which the Partnership will pay, to the extent legally available, cash distributions of $0.25 per common unit to common unitholders of record on the applicable record date within 60 days after the end of each quarter beginning with the quarter ending September 30, 2019. On February 13, 2020, the board of directors of the General Partner revised the cash distribution policy to provide that the Partnership will pay, to the extent legally available, cash distributions of $0.29 per common unit to common unitholders of record on the applicable record date after the end of each quarter beginning the quarter ended December 31, 2019. The board of directors of the General Partner may change the Partnership’s distribution policy at any time and from time to time. The partnership agreement does not require the Partnership to pay cash distributions on the Partnership’s common units on a quarterly or other basis.

The following table presents cash distributions approved by the board of directors of the General Partner for the periods indicated:

Declaration Date	Quarter(1)	Amount per Common Unit	Payment Date
October 31, 2019	Q3 2019(2)	$0.34	November 22, 2019
February 13, 2020	Q4 2019	$0.29	March 10, 2020
April 30, 2020	Q1 2020	$0.29	May 26, 2020
July 31, 2020	Q2 2020	$0.29	August 24, 2020
(1) Distributions are shown for the quarter in which they were generated.
(2) The Q3 2019 distribution also includes amounts attributable to Q2 2019 commencing upon the closing of the IPO.

11. EARNINGS PER COMMON UNIT

Earnings per common unit on the consolidated statements of operations is based on the net income of the Partnership for the three months ended June 30, 2020 since this is the amount of net income that is attributable to the Partnership’s common units. The Partnership’s net income is allocated wholly to the common units, as the General Partner does not have an economic interest.

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per unit amounts)
Net income attributable to Rattler Midstream LP	$2,822	$4,803	$15,853	$4,803
Less: net income allocated to participating securities(1)	(644)	—	(1,296)	—
Net income attributable to common unitholders	$2,178	$4,803	$14,557	$4,803
Weighted average common units outstanding:
Basic weighted average common units outstanding	43,812	43,197	43,756	43,197
Effect of dilutive securities:
Potential common units issuable(2)	—	1,143	—	1,143
Diluted weighted average common units outstanding	43,812	44,340	43,756	44,340
Net income per common unit, basic	$0.05	$0.11	$0.33	$0.11
Net income per common unit, diluted	$0.05	$0.11	$0.33	$0.11
(1) Distribution equivalent rights granted to employees are considered participating securities.
(2) For the three and six months ended June 30, 2020, no potential common units were included in the computation of diluted earnings per unit because their inclusion would have been anti-dilutive under the treasury stock method for the periods presented. However, such potential common units could dilute basic earnings per unit in future periods.

12. RELATED PARTY TRANSACTIONS

Related party transactions include transactions with Diamondback. Among other agreements, the Partnership is a party to the following related party agreements with Diamondback.

Commercial Agreements

The Partnership derives substantially all of its revenue from its commercial agreements with Diamondback for the provision of midstream services. On May 5, 2020, the Partnership amended its commercial agreements to, among other things, in certain cases add certain new areas to the dedication and commitment of Diamondback and its affiliates and revise the threshold for permitting releases of dedications in connection with transfers or swaps by Diamondback or its affiliates. Revenues generated from commercial agreements with Diamondback consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Crude oil	$2,452	$1,936	$4,985	$4,652
Gas gathering and compression	4,500	3,586	9,430	6,038
Produced water	66,185	64,784	145,286	123,296
Sourced water	4,894	32,585	34,897	57,481
Surface revenue	—	175	16	175
Total	$78,031	$103,066	$194,614	$191,642

13. INCOME TAXES

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
In certain circumstances, GAAP requires or permits entities such as the Predecessor to account for income taxes under the principles of ASC Topic 740, “Income Taxes” (“ASC Topic 740”), notwithstanding the fact that the separate legal entity’s activity is attributed to its owner for income tax purposes. Accordingly, the Predecessor has applied the principles of ASC Topic 740 to its financial statements herein, for periods prior to the IPO, as if the Predecessor had been subject to taxation as a corporation. Consistent with the overall basis of presentation as described in Note 1—Organization and Basis of Presentation, for the three and six months ended June 30, 2019, net income for the period prior to the IPO reflects income taxes based on federal and state income tax rates, net of federal benefit, applicable to the Predecessor as if it had been subject to taxation as a corporation. In connection with the completion of the IPO, an adjustment of $31.1 million to equity of the Predecessor was recorded for the elimination of current and deferred tax liabilities related to the period prior to the IPO.

For the three and six months ended June 30, 2020, net income from continuing operations reflects income tax expense of $1.1 million and $4.9 million, respectively. For the three and six months ended June 30, 2019, net income of the Predecessor reflects income tax expense of $7.4 million and $18.2 million, respectively, and net income for the period subsequent to the IPO reflects income tax expense of $1.4 million. Total income tax expense for these periods differed from applying the U.S. statutory corporate income tax rate to pre-tax income primarily due to state income taxes, net of federal benefit, and due to net income attributable to the noncontrolling interest for the period subsequent to the IPO. For the three and six months ended June 30, 2020, the Partnership’s total income tax provision also included discrete income tax expense of approximately $0.3 million related to excess tax deficiencies on unit-based compensation.

The effective income tax rates for the three and six months ended June 30, 2020, were 8.0% and 6.8%, respectively. The effective income tax rates for the three and six months ended June 30, 2019, including periods prior to the IPO, were 15.7% and 18.5%, respectively. The decrease in the effective income tax rates for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, is primarily due to net income attributable to the noncontrolling interest in periods subsequent to the IPO.

For the three and six months ended June 30, 2020, the Partnership recorded an adjustment through unitholders’ equity to the carrying value of its investment in the Operating Company, resulting in a decrease in the Partnership’s deferred tax liability related to its investment in the Operating Company and a total net deferred tax asset balance for the Partnership at June 30, 2020. As a result of management’s assessment, including consideration of all available positive and negative evidence, management determined that it is more likely than not that the Partnership will realize its deferred tax assets at June 30, 2020.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. This legislation included a number of provisions applicable to U.S. income taxes for corporations, including providing for carryback of certain net operating losses, accelerated refund of minimum tax credits, and modifications to the rules limiting the deductibility of business interest expense. The Partnership has considered the impact of this legislation in the period of enactment and concluded there was not a material impact to the Partnership’s current or deferred income tax balances.

14. FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Partnership estimates asset retirement obligations pursuant to the provisions of ASC Topic 410, “Asset Retirement and Environmental Obligations.” The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with produced water disposal wells. Given the unobservable nature of the inputs, including plugging costs and useful lives, the initial measurement of the ARO liability is deemed to use Level 3 inputs.

The fair value of the Operating Company’s revolving credit facility approximates its carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy.

Fair Value of Financial Assets

The Partnership has other financial instruments consisting of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities and various other current liabilities. The carrying value of these instruments approximates fair value.

15. COMMITMENTS AND CONTINGENCIES

The Partnership may be a party to various routine legal proceedings, disputes and claims from time to time arising in the ordinary course of its business, including those that arise from interpretation of federal and state laws and regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. The Partnership’s management believes there are currently no such matters that, if decided adversely, will have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

As of June 30, 2020, the Partnership’s anticipated future capital commitments for its equity method investments included $27.5 million for the remainder of 2020 and total $107.9 million in aggregate.

16. SUBSEQUENT EVENTS

Cash Distribution

On July 31, 2020, the board of directors of the General Partner approved a cash distribution for the second quarter of 2020 of $0.29 per common unit, payable on August 24, 2020, to unitholders of record at the close of business on August 17, 2020.

Notes Offering

On July 14, 2020, the Partnership completed the Notes Offering of $500.0 million in aggregate principal amount of its 5.625% Notes. Interest on the Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2021. The Notes mature on July 15, 2025. The Partnership received net proceeds of approximately $489.5 million from the Notes Offering. The Partnership loaned the gross proceeds to the Operating Company, which used such proceeds to pay down borrowings under the Credit Agreement.

The Notes are senior unsecured obligations of the Partnership, rank equally in right of payment with all of the Partnership’s existing and future senior indebtedness it may incur and initially are guaranteed on a senior unsecured basis by the Operating Company, Tall Towers, Rattler OMOG LLC and Rattler Ajax Processing LLC. Neither Diamondback nor the General Partner guarantee the Notes. In the future, each of the Partnership’s restricted subsidiaries that either (1) guarantees any of its or a guarantor’s other indebtedness or (2) is classified as a domestic restricted subsidiary under the indenture governing the Notes and is an obligor with respect to any indebtedness under any credit facility will be required to guarantee the Notes.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

Intercompany Promissory Note

In connection with and upon closing of the Notes Offering, the Partnership loaned the gross proceeds from the Notes Offering to the Operating Company under the terms of a subordinated promissory note, dated as of July 14, 2020, made by the Operating Company payable to the Partnership (the “Intercompany Promissory Note”). The Intercompany Promissory Note requires the Operating Company to repay the intercompany loan to the Partnership on the same terms and in the same amounts as the Notes and has the same maturity date, interest rate, change of control repurchase and redemption provisions. The Partnership’s right to receive payment under the Intercompany Promissory Note is contractually subordinated to the Operating Company’s guarantee of the Notes and its obligations under the Credit Agreement.

17. SEGMENT INFORMATION

The Partnership’s operations are reported in two operating segments: (i) midstream services and (ii) real estate operations. The following tables summarize the results of the Partnership’s operating segments during the periods presented:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Midstream Services	Real Estate Operations	Total	Midstream Services	Real Estate Operations	Total
	(In thousands)
Revenues—related party	$78,031	$—	$78,031	$103,066	$—	$103,066
Revenues—third party	7,175	—	7,175	5,078	—	5,078
Rental income—related party	—	1,417	1,417	—	1,256	1,256
Rental income—third party	—	1,885	1,885	—	2,038	2,038
Other real estate income—related party	—	53	53	—	81	81
Other real estate income—third party	—	174	174	—	255	255
Total revenues	85,206	3,529	88,735	108,144	3,630	111,774
Direct operating expenses	37,378	—	37,378	26,406	—	26,406
Cost of goods sold (exclusive of depreciation and amortization)	4,744	—	4,744	15,849	—	15,849
Real estate operating expenses	—	590	590	—	695	695
Depreciation, amortization and accretion	10,354	1,746	12,100	8,235	1,923	10,158
Loss (gain) on disposal of property, plant and equipment	1,243	—	1,243	(4)	—	(4)
Loss (income) from equity method investments	13,034	—	13,034	114	—	114
Segment profit	18,453	1,193	19,646	57,544	1,012	58,556
General and administrative expenses	—	—	(4,175)	—	—	(3,068)
Interest expense, net	—	—	(1,926)	—	—	(85)
Net income before income taxes	18,453	1,193	13,545	57,544	1,012	55,403
Provision for income taxes	—	—	1,083	—	—	8,724
Net income	$18,453	$1,193	$12,462	$57,544	$1,012	$46,679

	As of June 30, 2020			As of December 31, 2019
Segment assets	$1,556,621	$104,542	$1,779,023	$1,436,213	$108,239	$1,636,393

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Midstream Services	Real Estate Operations	Total	Midstream Services	Real Estate Operations	Total
	(In thousands)
Revenues—related party	$194,614	$—	$194,614	$191,642	$—	$191,642
Revenues—third party	16,275	—	16,275	8,565	—	8,565
Rental income—related party	—	2,819	2,819	—	1,971	1,971
Rental income—third party	—	3,786	3,786	—	4,105	4,105
Other real estate income—related party	—	169	169	—	154	154
Other real estate income—third party	—	467	467	—	513	513
Total revenues	210,889	7,241	218,130	200,207	6,743	206,950
Direct operating expenses	70,252	—	70,252	46,592	—	46,592
Cost of goods sold (exclusive of depreciation and amortization)	20,705	—	20,705	28,902	—	28,902
Real estate operating expenses	—	1,318	1,318	—	1,221	1,221
Depreciation, amortization and accretion	21,096	3,510	24,606	16,193	3,869	20,062
Loss (gain) on disposal of property, plant and equipment	2,781	—	2,781	(4)	—	(4)
Loss from equity method investments	13,279	—	13,279	64	—	64
Segment profit	82,776	2,413	85,189	108,460	1,653	110,113
General and administrative expenses	—	—	(8,689)	—	—	(4,437)
Interest expense, net	—	—	(4,547)	—	—	(85)
Net income before income taxes	82,776	2,413	71,953	108,460	1,653	105,591
Provision for income taxes	—	—	4,903	—	—	19,556
Net income	$82,776	$2,413	$67,050	$108,460	$1,653	$86,035

	As of June 30, 2020			As of December 31, 2019
Segment assets	$1,556,621	$104,542	$1,779,023	$1,436,213	$108,239	$1,636,393

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a growth-oriented Delaware limited partnership formed by Diamondback in July 2018 to own, operate, develop and acquire midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin, one of the most prolific oil producing areas in the world. We have elected to be treated as a corporation for U.S. federal income tax purposes.

We provide crude oil, natural gas and water-related midstream services (including water sourcing and transportation and produced water gathering and disposal) to Diamondback under long-term, fixed-fee contracts. In addition to our midstream infrastructure assets, we own equity interests in three long-haul crude oil pipelines, which run from the Permian to the Texas Gulf Coast. In addition, we own equity interests in third-party operated gathering systems and processing facilities supported by dedications from Diamondback. We are critical to Diamondback’s growth plans because we provide a long-term midstream solution to its increasing crude oil, natural gas and water-related services needs through our robust infield gathering systems and produced water disposal capabilities.

As of June 30, 2020, our general partner had a 100% general partner interest in us. Diamondback owned no common units and all of our 107,815,152 outstanding Class B units, representing approximately 71% of our total units outstanding. Diamondback also owns and controls our general partner.

As of June 30, 2020, we own a 29% controlling membership interest in the Operating Company and Diamondback owns, through its ownership of the Operating Company units, a 71% economic, non-voting interest in the Operating Company. However, as required by GAAP, we consolidate 100% of the assets and operations of the Operating Company in our financial statements and reflect a non-controlling interest.

Recent Developments

COVID-19 and Recent Collapse in Commodity Prices
On March 11, 2020, the World Health Organization characterized the global outbreak of the novel strain of coronavirus, COVID-19, as a “pandemic.” To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers. Although many stay-at-home orders have expired and certain restrictions on conducting business have been lifted, the COVID-19 pandemic resulted in a widespread health crisis and a swift and unprecedented reduction in international and U.S. economic activity which, in turn, has adversely affected the demand for oil and natural gas and caused significant volatility and disruption of the financial markets.

In early March 2020, oil prices dropped sharply, and then continued to decline reaching negative levels per barrel. This was a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including the announcement of price reductions and production increases by OPEC members and other exporting nations and a significant decrease in demand as a result of the ongoing COVID-19 pandemic. While OPEC members and certain other nations agreed in April 2020 to cut production, which helped to reduce a portion of the excess supply in the market and improve oil prices, there is no assurance that this agreement will continue or be observed by its parties, and downward pressure on commodity prices has continued and could continue for the foreseeable future. We cannot predict if or when commodity prices will stabilize and at what levels.

As a result of the reduction in crude oil demand caused by factors mentioned above, in March 2020, Diamondback announced reductions to its capital plans for 2020 and has recently indicated that it expects its budget to remain in this lower range for the rest of 2020. Diamondback also lowered its total commodity production and oil production guidance for 2020.

We derive substantially all of our revenue from our commercial agreements with Diamondback, which do not contain minimum volume commitments. The reduction of Diamondback’s drilling and development plan on the acreage dedicated to us by Diamondback directly and adversely impacts Diamondback’s demand for our midstream services. Due to the collapse in oil prices from the demand destruction caused by COVID-19, Diamondback significantly cut completion activity, which has had and will continue to have a detrimental effect on our sourced water business line. Should Diamondback return completion crews to work, the performance of that business will recover. In coordination with Diamondback’s planned reductions, on March 19, 2020, we announced a reduction in our planned 2020 capital budget of over 40%. Additionally, we lowered full year 2020 EBITDA guidance by approximately 25% at the midpoint, which assumes a 15-25% reduction in equity method EBITDA contributions for the year, as well as fewer volumes for our operated business due to lower activity levels. We expect that on a gross dollar basis, our reductions in planned capital expenditures on operated assets will exceed our expected declines in operated EBITDA in 2020. Should Diamondback cut activity further, our capital expenditures will be reduced accordingly. We cannot predict the extent to which Diamondback’s business would be impacted if conditions in the energy industry were to further deteriorate nor can we estimate the impact such conditions would have on Diamondback’s ability to execute its drilling and development plan on the dedicated acreage or to perform under our commercial agreements.

Initial Public Offering

Prior to the closing on May 28, 2019 of our IPO, Diamondback owned all of the general and limited partner interests in our Predecessor. On May 22, 2019, we priced 38,000,000 common units in our IPO at a price of $17.50 per share, and on May 23, 2019, our common units began trading on Nasdaq under the symbol “RTLR”. On May 30, 2019, the underwriters purchased an additional 5,700,000 common units following the exercise in full of their over-allotment option. We received aggregate net proceeds of $719.4 million from the sale of these common units, after deducting the underwriting discount and offering expenses.

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

Notes Offering

On July 14, 2020, we completed an offering, which we refer to as the notes offering, of our 5.625% senior notes due 2025 in the aggregate principal amount of $500.0 million, which we refer to as the notes. We received net proceeds of approximately $489.5 million from the notes offering. We loaned the gross proceeds of the notes offering to the Operating Company, which used such proceeds to pay down borrowings under its revolving credit facility. For additional information regarding the notes offering, see “—Liquidity and Capital Resources—Indebtedness—Notes Offering” below.

Operational Update

Highlights

The following are the significant operating results for the three months ended June 30, 2020, as compared with the three months ended June 30, 2019:

•average crude oil gathering volumes were 91,256 Bbl/d, an increase of 17% year over year;

•average natural gas gathering volumes were 107,502 MMBtu/d, an increase of 27% year over year;

•average produced water gathering and disposal volumes were 771,337 Bbl/d, flat year over year; and

•average sourced water gathering volumes were 78,059 Bbl/d, a decrease of 83% year over year.

Pipeline Infrastructure Assets
The following tables provide information regarding our gathering, compression and transportation system as of June 30, 2020 and utilization for the quarter ended June 30, 2020:

(Miles)(1)	Delaware Basin	Midland Basin	Permian Total
Crude oil	108	44	152
Natural gas	151	—	151
Produced water	266	237	503
Sourced water	27	74	101
Total	552	355	907

(Capacity/capability)(1)	Delaware Basin	Midland Basin	Permian Total	Utilization
Crude oil gathering (Bbl/d)	180,000	56,000	236,000	39%
Natural gas compression (Mcf/d)	135,000	—	135,000	59%
Natural gas gathering (Mcf/d)	150,000	—	150,000	53%
Produced water gathering and disposal (Bbl/d)	1,481,500	1,842,300	3,323,800	23%
Sourced water (Bbl/d)	120,000	455,000	575,000	14%
(1)Does not include any assets of the EPIC, Gray Oak, Wink to Webster, Amarillo Rattler or OMOG joint ventures.

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

General and Administrative Expenses

Our Predecessor’s general and administrative expense included an allocation of charges for the management and operation of our assets by Diamondback for general and administrative services, such as information technology, treasury, accounting, human resources and legal services, and other financial and administrative services. Following the completion of our IPO, Diamondback charges us a combination of direct and allocated charges for general and administrative services pursuant to our partnership agreement and the services and secondment agreement.

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

Financing

There are differences in the way we finance our operations compared to the way our Predecessor historically financed operations as part of Diamondback’s integrated operations. Our sources of liquidity following our IPO include cash generated from operations, borrowings under the Operating Company’s revolving credit facility and the issuance of notes in our recent notes offering.

Income Taxes

Income tax expense includes U.S. federal and state taxes on operations, as applicable. Prior to our IPO, our Predecessor was organized as a disregarded entity for income tax purposes. As a result, our Predecessor’s sole owner, Diamondback, was responsible for federal income taxes on our Predecessor’s taxable income. Even though we are organized as a limited partnership under state law, we are treated as a corporation for U.S. federal income tax purposes and are subject to U.S. federal and state income tax at corporate rates, subsequent to the May 24, 2019, effective date of our election to be treated as a corporation. As such, our net income for the three and six months ended June 30, 2020 reflects a provision for income taxes, and for the 2019 periods prior to our IPO, net income for the Predecessor reflects, on a pro forma basis, a provision for income taxes as if our Predecessor had been treated as a corporation for U.S. federal income tax purposes.

Factors Impacting Our Business

We expect our business to continue to be affected by the key factors discussed below. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. For a discussion of how our commodity prices are expected to continue to be volatile as a result of the near term actions by members of OPEC and other oil exporting nations and the ongoing COVID-19 pandemic and the direct and indirect impact of this volatility on our business, financial condition, results of operations, cash flow and ability to make distributions to our common unitholders, please read “Recent Developments—COVID-19 and Recent Collapse in Commodity Prices” above.
Sources of Our Revenues

We currently generate a substantial portion of our revenues under fee-based commercial agreements with Diamondback, each with an initial term ending in 2034, utilizing our infrastructure assets or our planned infrastructure assets to provide an array of essential services critical to Diamondback’s upstream operations on certain dedicated acreage in the Delaware and Midland Basins. Our crude oil infrastructure assets consist of gathering pipelines and metering facilities, which collectively gather crude oil for our customers. Our facilities gather crude oil from horizontal and vertical wells in Diamondback’s ReWard, Spanish Trail, Pecos and Glasscock areas within the Permian. Our natural gas gathering and compression system consists of gathering pipelines, compression and metering facilities, which collectively service the production from Diamondback’s Pecos area assets within the Permian. Our water sourcing and distribution assets consist of water wells, hydraulic fracturing pits, pipelines and water treatment facilities, which collectively gather and distribute water from Permian aquifers to the drilling and completion sites through buried pipelines and temporary surface pipelines. Our produced water gathering and disposal system spans approximately 503 miles and consists of gathering pipelines along with produced water disposal wells and facilities which collectively gather and dispose of produced water from operations throughout Diamondback’s Permian acreage.

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
Supply and Demand for Crude Oil and Natural Gas

Commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Diamondback and third-parties in the development of new crude oil and natural gas reserves. Generally, drilling and production activity will increase as crude oil and natural gas prices increase. Our throughput volumes depend primarily on the volumes of crude oil and natural gas produced by Diamondback in the Permian and, with respect to sourced water, the number of wells drilled and completed. Commodity prices are volatile and influenced by numerous factors beyond our or Diamondback’s control, including the domestic and global supply of and demand for crude oil and natural gas. The commodities trading markets, as well as other supply and demand factors, may also influence the selling prices of crude oil and natural gas. Furthermore, our ability to execute our growth strategy in the Permian will depend on crude oil and natural gas production in that area, which is also affected by the supply of and demand for crude oil and natural gas. Please read “Risk Factors—Risks Related to Our Business—Our business and operations have been and will likely continue to be adversely affected by the recent COVID-19 pandemic and decreased demand for oil and natural gas” included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and “Risk Factors-Risks Related to Our Business-Because of the natural decline in hydrocarbon production from existing wells, our success depends, in part, on our ability to maintain or increase hydrocarbon throughput volumes on our midstream systems, which depends on our customers’ levels of development and completion activity on our Dedicated Acreage” and “Risk Factors—Risks Related to Our Business—Our construction of new midstream assets may not result in revenue increases and may be subject to regulatory, environmental, political, contractual, legal and economic risks, which could adversely affect our cash flow, results of operations and financial condition and, as a result, our ability to distribute cash to unitholders” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Results of Operations

The following table sets forth selected historical operating data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except operating data)
Revenues:
Revenues—related party	$78,031	$103,066	$194,614	$191,642
Revenues—third party	7,175	5,078	16,275	8,565
Rental income—related party	1,417	1,256	2,819	1,971
Rental income—third party	1,885	2,038	3,786	4,105
Other real estate income—related party	53	81	169	154
Other real estate income—third party	174	255	467	513
Total revenues	88,735	111,774	218,130	206,950
Costs and expenses:
Direct operating expenses	37,378	26,406	70,252	46,592
Cost of goods sold (exclusive of depreciation and amortization)	4,744	15,849	20,705	28,902
Real estate operating expenses	590	695	1,318	1,221
Depreciation, amortization and accretion	12,100	10,158	24,606	20,062
General and administrative expenses	4,175	3,068	8,689	4,437
Loss (gain) on disposal of property, plant and equipment	1,243	(4)	2,781	(4)
Total costs and expenses	60,230	56,172	128,351	101,210
Income from operations	28,505	55,602	89,779	105,740
Other expense:
Interest expense, net	(1,926)	(85)	(4,547)	(85)
Loss from equity method investments	(13,034)	(114)	(13,279)	(64)
Total other expense, net	(14,960)	(199)	(17,826)	(149)
Net income before income taxes	13,545	55,403	71,953	105,591
Provision for income taxes	1,083	8,724	4,903	19,556
Net income	$12,462	$46,679	$67,050	$86,035
Net income before initial public offering	$—	$26,639	$—	$65,995
Net income subsequent to initial public offering	$—	$20,040	$—	$20,040
Net income attributable to non-controlling interest	9,640	15,237	51,197	15,237
Net income attributable to Rattler Midstream LP	$2,822	$4,803	$15,853	$4,803

Operating Data:
Throughput(1)
Crude oil gathering volumes (Bbl/d)	91,256	78,066	94,275	76,326
Natural gas gathering volumes (MMBtu/d)	107,502	84,426	112,631	72,546
Produced water gathering and disposal volumes (Bbl/d)	771,337	770,091	856,483	740,807
Sourced water gathering volumes (Bbl/d)	78,059	447,823	262,386	400,476
(1) Does not include any volumes from the EPIC, Gray Oak, Wink to Webster, Amarillo Rattler or OMOG joint ventures.

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenues

Revenues decreased by $23.0 million to $88.7 million for the three months ended June 30, 2020 from $111.8 million for the three months ended June 30, 2019, primarily due to a reduction in sourced water volumes due to Diamondback’s lower level of drilling and completion activity in the second quarter of 2020. This decrease was partially offset by increased produced water and crude oil and natural gas volumes due to the continued build out of certain midstream assets that Diamondback contributed to us, as well as the additional build out of historical Partnership systems.

Direct Operating Expenses

Direct operating expenses increased by $11.0 million to $37.4 million for the three months ended June 30, 2020 from $26.4 million for three months ended June 30, 2019. This increase was due to increased volumes associated with capital deployed during 2019 and 2020 to expand gathering and disposal assets.

Cost of Goods Sold

Cost of goods sold (exclusive of depreciation and amortization) decreased by $11.1 million to $4.7 million for the three months ended June 30, 2020 from $15.8 million for the three months ended June 30, 2019. The decrease primarily relates to a reduction in sourced water volumes due to Diamondback’s lower level of drilling and completion activity in the second quarter of 2020.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense increased by $1.9 million to $12.1 million for the three months ended June 30, 2020 from $10.2 million for the three months ended June 30, 2019. This increase was primarily due to capital development of existing gathering, transportation and disposal systems.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million to $4.2 million for the three months ended June 30, 2020 from $3.1 million for the three months ended June 30, 2019. This increase was primarily due to increased shared service allocations and additional professional service fees attributable to business growth, additional costs incurred related to the continued buildout of certain midstream assets and additional public company costs incurred.

Loss from Equity Method Investments

Loss from equity method investments was $13.0 million for the three months ended June 30, 2020, and was primarily related to expense associated with an impairment of OMOG JV, LLC, which we refer to as OMOG, at the partnership level.

Provision for Income Taxes

We recorded income tax expense of $1.1 million and $8.7 million for the three months ended June 30, 2020 and 2019, respectively. The change in our income tax provision was primarily due to the impact of net income attributable to the non-controlling interest and the decrease in pre-tax income for the three months ended June 30, 2020. Total income tax expense for the three months ended June 30, 2020 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to state taxes, net of federal benefit, and due to net income attributable to the non-controlling interest.

Comparison of the Six Months Ended June 30, 2020 and 2019

Revenues

Revenues increased by $11.1 million to $218.1 million for the six months ended June 30, 2020 from $207.0 million for the six months ended June 30, 2019. This increase relates to increased volumes largely due to the continued build out of certain midstream assets that Diamondback contributed to us, as well as the additional build out of historical Partnership systems. This increase was partially offset by decreased sourced water volumes due to Diamondback’s decreased drilling and completion activity in the second quarter of 2020.

Direct Operating Expenses

Direct operating expenses increased by $23.7 million to $70.3 million for the six months ended June 30, 2020 from $46.6 million for the six months ended June 30, 2019. This increase was primarily due to increased volumes largely attributable to the continued build out of certain midstream assets that Diamondback contributed to us, as well as the additional build out of historical Partnership systems.

Cost of Goods Sold

Cost of goods sold (exclusive of depreciation and amortization) decreased by $8.2 million to $20.7 million for the six months ended June 30, 2020 from $28.9 million for the six months ended June 30, 2019. The decrease primarily relates to a decrease in sourced water volumes due to a decrease in Diamondback’s drilling and completion activity in the second quarter of 2020.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion increased by $4.5 million to $24.6 million for the six months ended June 30, 2020 from $20.1 million for the six months ended June 30, 2019. This increase was primarily due to asset contributions from Diamondback and further development of existing gathering, transportation and disposal systems.

General and Administrative Expenses

General and administrative expenses increased by $4.3 million to $8.7 million for the six months ended June 30, 2020 from $4.4 million for the six months ended June 30, 2019. This increase was primarily due to increased shared service allocations and additional professional service fees attributable to business growth, the contribution of additional midstream assets and additional public company costs incurred.

Interest Expense, Net

Net interest expense was $4.5 million for the six months ended June 30, 2020, compared to $0.1 million for the six months ended June 30, 2019. This increase was due to the Partnership entering into the credit agreement on May 28, 2019 and having a full period of borrowings during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Loss from Equity Method Investments

Loss from equity method investments was $13.3 million for the six months ended June 30, 2020, and was primarily related to expense associated with an impairment of OMOG JV LLC, which we refer to as OMOG, at the partnership level.

Provision for Income Taxes

We recorded income tax expense of $4.9 million and $19.6 million for the six months ended June 30, 2020 and 2019, respectively. The change in our income tax provision was primarily due to the impact of net income attributable to non-controlling interest and the decrease in pre-tax income for the six months ended June 30, 2020. Total income tax expense for the six months ended June 30, 2020 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to state taxes, net of federal benefit, and due to net income attributable to the non-controlling interest.

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

We define Adjusted EBITDA as net income before income taxes, interest expense, net of amount capitalized, depreciation, amortization and accretion on assets and liabilities of the Operating Company our proportional depreciation and interest expense related to equity method investments, our proportional impairment related to equity method investments non-cash unit-based compensation expense and other non-cash transactions. The GAAP measure most directly comparable to Adjusted EBITDA is net income. However, Adjusted EBITDA is not a measure of net income as determined by GAAP. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

Adjusted EBITDA should not be considered an alternative to net income or any other measure of financial performance or liquidity presented in accordance with GAAP. Our computation of Adjusted EBITDA excludes some, but not all, items that affect net income, and these measures may vary from those of other companies. As a result, Adjusted EBITDA as presented below may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$12,462	$46,679	$67,050	$86,035
Interest expense, net of amount capitalized	1,926	85	4,547	85
Depreciation, amortization and accretion	12,100	10,158	24,606	20,062
Depreciation and interest expense related to equity method investments	7,244	149	11,010	149
Impairment related to equity method investments	15,839	—	15,839	—
Non-cash unit-based compensation expense	2,120	831	4,339	831
Other non-cash transactions	1,105	—	2,565	—
Provision for income taxes	1,083	8,724	4,903	19,556
Adjusted EBITDA	53,879	66,626	134,859	126,718
Less: Adjusted EBITDA prior to the IPO	—	40,651	—	100,743
Adjusted EBITDA subsequent to the IPO	53,879	25,975	134,859	25,975
Less: Adjusted EBITDA attributable to non-controlling interest	38,288	18,483	95,912	18,483
Adjusted EBITDA attributable to Rattler Midstream LP	$15,591	$7,492	$38,947	$7,492

Liquidity and Capital Resources

Overview

Prior to our IPO, our sources of liquidity were based on cash flow from operations and funding from Diamondback.

Our sources of liquidity following our IPO have included cash generated from operations, borrowings under the credit agreement and the issuance of the notes. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. We do not have any commitment from Diamondback, our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Should we require additional capital, the continued prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, the indirect effect of depressed commodity markets and/or adverse macroeconomic conditions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

Cash Distributions

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
Our Class B units are entitled to quarterly aggregate cash preferred distributions of 8% per annum on the $1.0 million capital contribution made in respect of such units, or $0.02 million in aggregate per quarter to all Class B units, and our general partner is entitled to a quarterly cash preferred distribution of 8% per annum on the $1.0 million capital contribution made in respect of its general partner interest, or $0.02 million per quarter. We are required to make these distributions in any quarter before making any distributions on our common units. Other than those amounts, neither holders of our general partner interest nor holders of our Class B units are entitled to receive or participate in distributions made by us.
We do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The board of directors of our general partner may change our distribution policy at any time. Our partnership agreement does not require us to pay distributions to our common unitholders on a quarterly or other basis.
On July 31, 2020, the board of directors of our general partner approved a cash distribution for the second quarter of 2020 of $0.29 per common unit, payable on August 24, 2020, to unitholders of record at the close of business on August 17, 2020.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash Flow Data:
Net cash provided by operating activities	$131,864	$139,397
Net cash used in investing activities	(139,707)	(140,337)
Net cash provided by (used in) financing activities	8,380	(3,887)
Net increase (decrease) in cash	$537	$(4,827)

Operating Activities

Net cash provided by operating activities decreased by $7.5 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was due primarily to an increase in direct operating expenses resulting from increased operations activity in 2020, as we placed additional assets into service and continued the build out of certain midstream assets that Diamondback contributed to us. This decrease was partially offset by an increase in revenues and other changes in working capital.

Investing Activities

Net cash used in investing activities was $139.7 million and $140.3 million during the six months ended June 30, 2020 and 2019, respectively, and was primarily related to additions to property, plant and equipment and contributions to our equity method investments, which were partially offset by distributions from our Gray Oak and OMOG equity method investments. See Note 7—Equity Method Investments included in the Notes to the Consolidated Financial Statements included elsewhere in this report for further discussion.

Financing Activities

Net cash provided by financing activities was $8.4 million during the six months ended June 30, 2020, and primarily related to proceeds from borrowing on the Operating Company’s revolving credit facility of $99.0 million, partially offset by distributions of $88.0 million to our unitholders during the period. Net cash used in financing activities was $3.9 million during the six months ended June 30, 2019, and primarily related to net proceeds from our IPO of common units of $719.6 million, offset by distributions to our unitholders of $726.5 million during the period.

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
For the six months ended June 30, 2020, our total capital expenditures were $91.6 million, of which $75.2 million was related to produced water disposal assets, $4.1 million was related to crude oil gathering assets, $6.0 million was related to natural gas gathering assets, $6.1 million was related to sourced water assets and $0.2 million was related to real estate assets. We estimate that our total capital expenditures related to midstream assets for 2020 will be between $125 million and $150 million, excluding our anticipated capital commitments associated with our equity interest in certain pipeline projects. However, this range could decrease due to the continued impact, either directly or indirectly, of the COVID-19 pandemic or depressed crude oil prices on our business.
In 2019, we acquired equity interests in the EPIC, Gray Oak, Wink to Webster, Amarillo Rattler and OMOG joint ventures. Each of these joint ventures is accounted for using the equity method. The following table sets forth our cumulative capital contributions and anticipated future capital commitment for each of our equity method investment interests:

	Ownership Interest	Acquisition Date	Cumulative Capital Contributions to Date	Anticipated Future Capital Commitment
			(In thousands)
EPIC Crude Holdings, LP	10%	February 1, 2019	$127,039	$7,961
Gray Oak Pipeline, LLC	10%	February 15, 2019	$141,321	$4,679
Wink to Webster Pipeline LLC	4%	July 30, 2019	$59,053	$48,947
OMOG JV LLC	60%	October 1, 2019	$218,555	$—
Amarillo Rattler, LLC	50%	December 20, 2019	$3,700	$46,300

As of June 30, 2020, our anticipated future capital commitments for our equity method investments include $27.5 million for the remainder of 2020 and total $107.9 million in aggregate.

Based upon current expectations for 2020, we believe that our cash flow from operations, cash on hand and borrowing under our revolving credit facility will be sufficient to fund our operations and anticipated future capital commitments through year-end 2020.

Indebtedness

The Operating Company’s Revolving Credit Facility

The Operating Company’s credit agreement provides for a revolving credit facility in the maximum credit amount of $600.0 million, which is expandable to $1.0 billion upon our election, subject to obtaining additional lender commitments and satisfaction of customary conditions. As of June 30, 2020, there was $523.0 million of outstanding borrowings and $77.0 million available for future borrowings under the credit agreement. In July 2020, we loaned the gross proceeds from the notes offering discussed below to the Operating Company, which used such proceeds to pay down borrowings under its revolving credit facility. As of June 30, 2020, pro forma for this offering, the Operating Company had $11.2 million of cash and $566.5 million available under its revolving credit facility, resulting in total liquidity of $577.7 million.

As of June 30, 2020, we were in compliance with all financial covenants under the credit agreement.
For additional information regarding the revolving credit facility, see Note 8—Debt included in the Notes to the Consolidated Financial Statements included elsewhere in this report.

Notes Offering

On July 14, 2020, we completed an offering of our 5.625% senior notes due 2025 in the aggregate principal amount of $500.0 million. We received net proceeds of approximately $489.5 million from the notes offering. We loaned the gross proceeds of the notes offering to the Operating Company, which used the proceeds from the notes offering to repay then outstanding borrowings under its revolving credit facility.

The notes were issued under an indenture, dated as of July 14, 2020, among the Partnership, as issuer, the Operating Company, Tall Towers, Rattler OMOG LLC and Rattler Ajax Processing LLC, as guarantors and Wells Fargo, as trustee, which we refer to as the indenture. Pursuant to the indenture, interest on the notes accrues at a rate of 5.625% per annum on the outstanding principal amount thereof from July 14, 2020, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2021. The notes will mature on July 15, 2025.

The notes are our senior unsecured obligations and rank equally in right of payment with all of our existing and future senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. The Operating Company, Tall Towers, Rattler OMOG LLC and Rattler Ajax Processing LLC are guaranteeing the notes pursuant to the indenture. Neither Diamondback nor the general partner will guarantee the notes. All of our future restricted subsidiaries that either guarantee the Operating Company’s revolving credit facility or certain other debt or are classified as domestic restricted subsidiaries under the indenture will also guarantee the notes. The guarantees rank equally in right of payment with all of the existing and future senior unsecured indebtedness of such guarantor and senior in right of payment to any future subordinated indebtedness of such guarantor. The notes and the guarantees are effectively subordinated to all of our and each guarantor’s secured indebtedness (including all borrowings and other obligations under the Operating Company’s revolving credit facility and guarantees thereof) to the extent of the value of the collateral securing such indebtedness, and will be structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our subsidiaries that do not guarantee the notes (other than liabilities owed to us).

We may on any one or more occasions redeem some or all of the notes at any time on or after July 15, 2022 at the redemption prices listed in the indenture. Prior to July 15, 2022, we may on any one or more occasions redeem all or a portion of the notes at a price equal to 100% of the principal amount of the notes plus a “make-whole” premium and accrued and unpaid interest to the redemption date. In addition, any time prior to July 15, 2022, we may on any one or more occasions redeem notes in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the notes issued prior to such date at a redemption price of 105.625%, plus accrued and unpaid interest to the redemption date, with an amount not greater than the net cash proceeds from certain equity offerings.

If we experience a change of control (as defined in the indenture), we will be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to but not including the date of repurchase. If we sell certain assets and fail to use the proceeds in a manner specified in the indenture, we will be required to use the remaining proceeds to make an offer to repurchase the notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

The indenture contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness or issue certain redeemable or preferred equity, make certain investments, declare or pay dividends or make distributions on equity interests or redeem, repurchase or retire equity interests or subordinated indebtedness, transfer or sell assets including equity of restricted subsidiaries, agree to payment restrictions affecting our restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into transactions with affiliates, incur liens and designate certain of our subsidiaries as unrestricted subsidiaries. Certain of these covenants are subject to termination upon the occurrence of certain events.

Intercompany Promissory Note

In connection with and upon closing of the notes offering, we loaned the gross proceeds from the notes offering to the Operating Company under the terms of that certain subordinated promissory note, dated as of July 14, 2020, made by the Operating Company payable to us, which we refer to as the intercompany promissory note. The intercompany promissory note requires the Operating Company to repay the intercompany loan to us on the same terms and in the same amounts as the notes and has the same maturity date, interest rate, change of control repurchase and redemption provisions. Our right to receive payment under the intercompany promissory note is contractually subordinated to the Operating Company’s guarantee of the notes and its obligations under its revolving credit facility.

Contractual Obligations

Except as may be discussed in Note 8—Debt and Note 15—Commitments and Contingencies included in the Notes to the Consolidated Financial Statements included elsewhere in this report, there were no material changes to our contractual obligations and other commitments, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies

There have been no changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We currently have no significant off-balance sheet arrangements.

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

Credit Risk

We are subject to counterparty credit risk related to our midstream commercial contracts, lease agreements and related to our joint venture receivables. We derive substantially all of our revenue from our commercial agreements with Diamondback. As a result, we are directly affected by changes to Diamondback’s business related to operational and business risks or otherwise. We cannot predict the extent to which Diamondback’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Diamondback’s ability to execute its drilling and development program or to perform under our agreements. While we monitor the creditworthiness of purchasers, lessees and joint venture partners with which we conduct business, we are unable to predict sudden changes in solvency of these counterparties and may be exposed to associated risks. Nonperformance by a counterparty could result in significant financial losses.
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

As of June 30, 2020, we had $523.0 million of outstanding borrowings and $77.0 million available for future borrowings under the credit agreement. During the three and six months ended June 30, 2020, the weighted average interest rate on borrowings under the credit agreement was 2.43% and 2.64%, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. Under the direction of the Chief Executive Officer and Chief Financial Officer of our general partner, we have established disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As of June 30, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of June 30, 2020, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Due to the nature of our business, we may be involved in various routine legal proceedings, disputes and claims from time to time arising in the ordinary course of our business activities. In the opinion of our management, there are currently no such matters that, if decided adversely, will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 15—Commitments and Contingencies included in the Notes to the Consolidated Financial Statements included elsewhere in this report.

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

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020, and in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the SEC on May 8, 2020. Depending on the duration of the COVID-19 pandemic and its severity and related economic repercussions, however, the negative impact of many of the risks discussed in such reports may be heightened or exacerbated. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” and “—Factors Impacting Our Business.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common unit repurchase activity for the six months ended June 30, 2020 was as follows:

Period	Total Number of Units Purchased(1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan
	(Units in thousands)
April 1, 2020 - April 30, 2020	—	$—	N/A	N/A
May 1, 2020 - May 31, 2020	160	$8.87	N/A	N/A
June 1, 2020 - June 30, 2020	—	$—	N/A	N/A
Total	160		—
(1)Includes common units repurchased from employees in order to satisfy tax withholding requirements.

ITEM 6.  EXHIBITS

Exhibit Number	Description
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

4.1
Indenture, dated as of July 14, 2020, among Rattler Midstream LP, as issuer, Rattler Midstream Operating LLC, Tall City Towers LLC, Rattler OMOG LLC and Rattler Ajax Processing LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee (including the form of Rattler Midstream LP’s 5.625% Senior Notes due 2025) (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on July 14, 2020.

10.1#^
First Amendment to Amended and Restated Crude Oil Gathering Agreement by and between Diamondback E&P LLC, Energen Resources Corporation, Diamondback O&G LLC and Rattler Midstream Operating LLC, effective as of May 5, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38919) filed on May 8, 2020).

10.2#^
Second Amendment to Gas Gathering and Compression Agreement by and between Diamondback E&P LLC, Diamondback O&G LLC and Rattler Midstream Operating LLC (formerly Rattler Midstream LLC), effective as of May 5, 2020 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38919) filed on May 8, 2020).

10.3#^
First Amendment to Amended and Restated Produced and Flowback Water Gathering and Disposal Agreement by and between Diamondback E&P LLC, Energen Resources Corporation, Diamondback O&G LLC and Rattler Midstream Operating LLC, effective as of May 5, 2020 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38919) filed on May 8, 2020).

10.4#^
First Amendment to Freshwater Purchase and Services Agreement by and between Diamondback E&P LLC, Diamondback O&G LLC and Rattler Midstream Operating LLC (formerly Rattler Midstream LLC), effective as of May 5, 2020 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38919) filed on May 8, 2020).

10.5
Purchase Agreement, dated July 9, 2020, by and among Rattler Midstream LP, Rattler Midstream GP LLC, Rattler Midstream Operating LLC, Tall City Towers LLC, Rattler OMOG LLC, Rattler Ajax Processing LLC and Goldman Sachs & Co. LLC, as representative of the several initial purchasers named therein.

10.6
Subordinated Promissory Note, dated as of July 14, 2020, made by Rattler Midstream Operating LLC payable to Rattler Midstream LP (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on July 14, 2020).

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**
Certification of Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Unitholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	The schedules (or similar attachments) referenced in this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. A copy of any omitted schedule (or similar attachment) will be furnished supplementally to the Securities and Exchange Commission upon request.
^	Information in this agreement identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RATTLER MIDSTREAM LP

		By:	RATTLER MIDSTREAM GP LLC,
its general partner

Date:	August 7, 2020	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2020	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial Officer)