Form 10-Q
period 2020-09-30
RATTLER MIDSTREAM LP
filed 2020-11-05
CIK 1748773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had outstanding 44,006,637 common units representing limited partner interests and 107,815,152 Class B units representing limited partner interests.

RATTLER MIDSTREAM LP
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and our Annual Report on Form 10-K for the year ended December 31, 2019 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Partnership” are intended to mean the business and operations of the Partnership and its consolidated subsidiaries.

Forward-looking statements may include statements about:

•Diamondback’s ability to meet its drilling and development plans on a timely basis or at all;

•the volatility of realized oil and natural gas prices, including in Diamondback’s area of operation in the Permian Basin, and the extent and duration of price reductions and increased production by the Organization of the Petroleum Exporting Countries, or OPEC, members and other oil exporting nations;

•the threat, occurrence, potential duration or other implications of epidemic or pandemic diseases, including the ongoing COVID-19 pandemic, or any government responses to such threat, occurrence or pandemic;

•logistical challenges and supply chain disruptions during the ongoing COVID-19 pandemic;

•changes in general economic, business or industry conditions;

•conditions in the capital, financial and credit markets;

•competitive conditions in our industry and the effect of U.S. energy, monetary and trade policies;

•U.S. and global economic conditions and political and economic developments, including the outcome of the recent U.S. presidential election and resulting energy and environmental policies;

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

•civil unrest, terrorist attacks or cyber threats;

•the effects of future litigation; and

•certain other factors discussed elsewhere in this report.

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
v

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Rattler Midstream LP
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2020	2019
	(In thousands)
Assets
Current assets:
Cash	$16,576	$10,633
Accounts receivable—related party	39,560	50,270
Accounts receivable—third party, net	8,138	9,071
Sourced water inventory	9,678	14,325
Other current assets	171	1,428
Total current assets	74,123	85,727
Property, plant and equipment:
Land	85,826	86,072
Property, plant and equipment	1,026,212	930,768
Accumulated depreciation, amortization and accretion	(90,456)	(61,132)
Property, plant and equipment, net	1,021,582	955,708
Right of use assets	738	418
Equity method investments	532,008	479,558
Real estate assets, net	97,815	101,116
Intangible lease assets, net	5,745	8,070
Deferred tax asset	75,255	—
Other assets	4,977	5,796
Total assets	$1,812,243	$1,636,393

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Balance Sheets - Continued
(Unaudited)

	September 30,	December 31,
	2020	2019
	(In thousands, except unit amounts)
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$263	$147
Accrued liabilities	37,265	76,625
Taxes payable	406	189
Short-term lease liability	679	418
Total current liabilities	38,613	77,379
Long-term debt	575,454	424,000
Asset retirement obligations	14,567	11,347
Long-term lease liability	59	—
Deferred income taxes	—	7,827
Total liabilities	628,693	520,553
Commitments and contingencies (Note 15)
Unitholders’ equity:
General partner—Diamondback	919	979
Common units—public (43,996,243 units issued and outstanding as of September 30, 2020 and 43,700,000 units issued and outstanding as of December 31, 2019)	399,080	737,777
Class B units—Diamondback (107,815,152 units issued and outstanding as of September 30, 2020 and as of December 31, 2019)	919	979
Accumulated other comprehensive income (loss)	(223)	(198)
Total Rattler Midstream LP unitholders’ equity	400,695	739,537
Non-controlling interest	783,550	376,928
Non-controlling interest in accumulated other comprehensive loss	(695)	(625)
Total equity	1,183,550	1,115,840
Total liabilities and unitholders’ equity	$1,812,243	$1,636,393

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, expect per unit amounts)
Revenues:
Revenues—related party	$85,846	$104,866	$280,460	$296,508
Revenues—third party	7,229	6,840	23,504	15,405
Rental income—related party	2,282	1,399	5,101	3,370
Rental income—third party	867	1,894	4,653	5,999
Other real estate income—related party	149	111	318	265
Other real estate income—third party	166	305	633	818
Total revenues	96,539	115,415	314,669	322,365
Costs and expenses:
Direct operating expenses	31,173	29,789	101,425	76,381
Cost of goods sold (exclusive of depreciation and amortization)	6,663	17,350	27,368	46,252
Real estate operating expenses	494	742	1,812	1,963
Depreciation, amortization and accretion	10,990	11,736	35,596	31,798
General and administrative expenses	3,140	3,240	11,829	7,677
(Gain) loss on disposal of property, plant and equipment	(16)	—	2,765	(4)
Total costs and expenses	52,444	62,857	180,795	164,067
Income (loss) from operations	44,095	52,558	133,874	158,298
Other income (expense):
Interest income (expense), net	(5,817)	(553)	(10,364)	(638)
Income (loss) from equity method investments	3,369	(631)	(9,910)	(695)
Total other income (expense), net	(2,448)	(1,184)	(20,274)	(1,333)
Net income (loss) before income taxes	41,647	51,374	113,600	156,965
Provision for (benefit from) income taxes	2,851	3,294	7,754	22,850
Net income (loss)	38,796	48,080	105,846	134,115
Less: Net income (loss) before initial public offering	—	—	—	65,995
Net income (loss) subsequent to initial public offering	—	—	—	68,120
Less: Net income (loss) attributable to non-controlling interest	29,578	36,549	80,775	51,786
Net income (loss) attributable to Rattler Midstream LP	$9,218	$11,531	$25,071	$16,334
Net income (loss) attributable to limited partners per common unit:
Basic	$0.20	$0.26	$0.53	$0.37
Diluted	$0.20	$0.26	$0.53	$0.37
Weighted average number of limited partner common units outstanding:
Basic	43,996	43,700	43,837	43,564
Diluted	43,996	44,836	43,837	44,710

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income (loss)	$38,796	$48,080	$105,846	$134,115
Other comprehensive income (loss):
Change in accumulated other comprehensive income (loss) of equity method investees attributable to non-controlling interest	306	—	(70)	—
Change in accumulated other comprehensive income (loss) of equity method investees attributable to limited partner	97	—	(25)	—
Total other comprehensive income (loss)	403	—	(95)	—
Comprehensive income (loss)	$39,199	$48,080	$105,751	$134,115

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Changes in Unitholders’ Equity
(Unaudited)

	Partnership
	Limited Partners				General Partner	Non-Controlling Interest	Accumulated Other Comprehensive Income	Non-Controlling Interest-Accumulated Other Comprehensive Income
	Common Units	Amount	Class B Units	Amount	Amount	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2019	43,700	$737,777	107,815	$979	$979	$376,928	$(198)	$(625)	$1,115,840
Unit-based compensation	—	2,219	—	—	—	—	—	—	2,219
Distribution equivalent rights payments	—	(652)	—	—	—	—	—	—	(652)
Other comprehensive income (loss)	—	—	—	—	—	—	(63)	(195)	(258)
Distributions	—	(12,673)	—	(20)	(20)	(31,266)	—	—	(43,979)
Net income (loss)	—	13,031	—	—	—	41,557	—	—	54,588
Balance at March 31, 2020	43,700	739,702	107,815	959	959	387,219	(261)	(820)	1,127,758
Unit-based compensation	450	2,120	—	—	—	—	—	—	2,120
Distribution equivalent rights payments	—	(644)	—	—	—	—	—	—	(644)
Other comprehensive income (loss)	—	—	—	—	—	—	(59)	(181)	(240)
Distributions	—	(12,673)	—	(20)	(20)	(31,267)	—	—	(43,980)
Change in ownership of consolidated subsidiaries, net	—	(329,034)	—	—	—	419,647	—	—	90,613
Units repurchased for tax withholding	(154)	(1,365)	—	—	—	—	—	—	(1,365)
Net income (loss)	—	2,822	—	—	—	9,640	—	—	12,462
Balance at June 30, 2020	43,996	400,928	107,815	939	939	785,239	(320)	(1,001)	1,186,724
Unit-based compensation	—	2,216	—	—	—	—	—	—	2,216
Distribution equivalent rights payments	—	(524)	—	—	—	—	—	—	(524)
Other comprehensive income (loss)	—	—	—	—	—	—	97	306	403
Distributions	—	(12,758)	—	(20)	(20)	(31,267)	—	—	(44,065)
Net income (loss)	—	9,218	—	—	—	29,578	—	—	38,796
Balance at September 30, 2020	43,996	$399,080	107,815	$919	$919	$783,550	$(223)	$(695)	$1,183,550

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Changes in Unitholders’ Equity - Continued
(Unaudited)

	Predecessor	Partnership
	Limited Partners Member’s Equity	Limited Partners				General Partner	Non-Controlling Interest
	Amount	Common Units	Amount	Class B Units	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2018*	$527,125	—	$—	—	$1	$—	$—	$527,126
Contributions from Diamondback	458,674	—	—	—	—	—	—	458,674
Net income	39,356	—	—	—	—	—	—	39,356
Balance at March 31, 2019	1,025,155	—	—	—	1	—	—	1,025,156
Net income prior to the offering	26,639	—	—	—	—	—	—	26,639
Distributions prior to the offering	(33,712)	—	—	—	—	—	—	(33,712)
Balance at May 28, 2019	1,018,082	—	—	—	1	—	—	1,018,083
Net proceeds from the offering - public	—	43,700	719,627	—	—	—	—	719,627
Net proceeds from the offering - General Partner	—	—	—	—	—	1,000	—	1,000
Net proceeds from the offering - Diamondback	—	—	—	107,815	999	—	—	999
Unit-based compensation	—	—	831	—	—	—	—	831
Elimination of current and deferred tax liabilities	31,094	—	—	—	—	—	—	31,094
Allocation of net investment to unitholder	(322,663)	—	—	—	—	—	322,663	—
Distributions to Diamondback (Note 1)	(726,513)	—	—	—	—	—	—	(726,513)
Net income subsequent to the offering	—	—	4,803	—	—	—	15,237	20,040
Balance at June 30, 2019	—	43,700	725,261	107,815	1,000	1,000	337,900	1,065,161
Net proceeds from the offering - public	—	—	(251)	—	—	—	—	(251)
Unit-based compensation	—	—	2,158	—	—	—	—	2,158
Net income (loss)	—	—	11,531	—	—	—	36,549	48,080
Balance at September 30, 2019	$—	43,700	$738,699	107,815	$1,000	$1,000	$374,449	$1,115,148

See accompanying notes to condensed consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$105,846	$134,115
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	7,754	22,850
Depreciation, amortization and accretion	35,596	31,798
Amortization of debt issuance costs	467	—
(Gain) loss on disposal of property, plant and equipment	2,765	(4)
Unit-based compensation expense	6,555	2,989
(Income) loss from equity method investments	9,910	695
Changes in operating assets and liabilities:
Accounts receivable—related party	1,649	(45,297)
Accounts receivable—third party	(314)	(1,045)
Accounts payable, accrued liabilities and taxes payable	117	30,791
Other	7,029	(13,028)
Net cash provided by (used in) operating activities	177,374	163,864
Cash flows from investing activities:
Additions to property, plant and equipment	(124,989)	(187,544)
Contributions to equity method investments	(89,751)	(76,141)
Distributions from equity method investments	27,490	—
Proceeds from the sale of fixed assets	42	18
Net cash provided by (used in) investing activities	(187,208)	(263,667)
Cash flows from financing activities:
Proceeds from senior notes	500,000	—
Proceeds from borrowings from credit facility	179,000	112,000
Payments on credit facility	(518,000)	(9,000)
Distribution equivalent rights	(1,820)	—
Debt issuance costs	(10,014)	(3,929)
Net proceeds from initial public offering—public	—	719,376
Net proceeds from initial public offering—General Partner	—	1,000
Net proceeds from initial public offering—Diamondback	—	999
Units repurchased for tax withholding	(1,365)	—
Distribution to General Partner (Note 1)	(60)	—
Distribution to public (Note 1)	(38,104)	—
Distribution to Diamondback (Note 1)	(93,860)	(726,513)
Net cash provided by (used in) financing activities	15,777	93,933
Net increase (decrease) in cash	5,943	(5,870)
Cash at beginning of period	10,633	8,564
Cash at end of period	$16,576	$2,694
Supplemental disclosure of non-cash financing activity:
Contributions from Diamondback	$—	$456,055
Supplemental disclosure of non-cash investing activity:
Increase in long term assets and inventory due to contributions from Diamondback	$—	$456,055
Accounts payable related to capital expenditures	$13,689	$57,002

See accompanying notes to condensed consolidated financial statements.

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

The Predecessor’s assets, contributed from Diamondback, included (i) crude oil and natural gas gathering and transportation systems, (ii) produced water gathering and disposal systems, (iii) water sourcing and distribution systems and (iv) certain real property and related assets. All of the Partnership’s businesses are located or operate in the Permian Basin in West Texas.

Prior to the closing on May 28, 2019 of the IPO, Diamondback owned all of the general and limited partner interests in the Predecessor. In connection with the IPO, the Partnership (i) issued 43,700,000 common units to the public at a price of $17.50 per common unit, representing a 29% voting limited partner interest in the Partnership, for net proceeds of approximately $719.4 million, (ii) issued 107,815,152 Class B units, representing an aggregate 71% voting limited partner interest in the Partnership, in exchange for a $1.0 million cash contribution from Diamondback, (iii) issued a general partner interest in the Partnership to Rattler Midstream GP LLC (the “General Partner”) in exchange for a $1.0 million cash contribution from the General Partner and (iv) caused Rattler Midstream Operating LLC (the “Operating Company”) to make a distribution of approximately $726.5 million to Diamondback. Diamondback, as the holder of the Class B units, and the General Partner, as the holder of the general partner interest, are entitled to receive cash preferred distributions equal to 8% per annum on the outstanding amount of their respective $1.0 million capital contributions, payable quarterly.

As of September 30, 2020, the General Partner held a 100% general partner interest in the Partnership. Diamondback owns all of the Partnership’s 107,815,152 Class B units that provide a 71% voting interest. Diamondback owns and controls the General Partner.

As of September 30, 2020, the Partnership owned a 29% controlling membership interest in the Operating Company and Diamondback owned, through its ownership of the Operating Company units, a 71% economic, non-voting interest in the Operating Company. However, as required by GAAP, the Partnership consolidates 100% of the assets and operations of the Operating Company in its financial statements and reflects a non-controlling interest attributable to Diamondback. In addition to the Operating Company, other consolidated subsidiaries of the Partnership include Tall City Towers LLC (“Tall Towers”), Rattler Ajax Processing LLC and Rattler OMOG LLC.

The Partnership also owns indirect interests in Amarillo Rattler, LLC, OMOG JV LLC (“OMOG”), EPIC Crude Holdings, LP (“EPIC”), EPIC Crude Holdings GP, LLC, Wink to Webster Pipeline LLC (“Wink to Webster”) and Gray Oak Pipeline, LLC (“Gray Oak”), which are accounted for as equity method investments as discussed further in Note 7— Equity Method Investments.

Basis of Presentation

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
For periods prior to May 28, 2019, the accompanying condensed consolidated financial statements and related notes thereto represent the financial position, results of operations, cash flows and changes in members’ equity of the Predecessor and, for periods on and after May 28, 2019, the accompanying condensed consolidated financial statements and related notes thereto represent the financial position, results of operations, cash flows and changes in partners’ equity of the Partnership and its partially owned subsidiary. The Predecessor financial statements have been prepared from the separate records maintained by the Partnership and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported.

The accompanying condensed consolidated financial statements and related notes thereto were prepared in accordance with GAAP. All significant intercompany balances and transactions have been eliminated upon consolidation.

These condensed consolidated financial statements have been prepared by the Partnership without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Partnership believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Partnership’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which contains a summary of the Partnership’s significant accounting policies and other disclosures.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on the previously reported total assets, total liabilities, unitholders’ equity, results of operations or cash flows.

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

Making accurate estimates and assumptions is particularly difficult as the oil and natural gas industry experiences challenges resulting from negative pricing pressure from the effects of COVID-19 and actions by OPEC members and other exporting nations affecting the supply and demand in global oil and natural gas markets. Many companies in the oil and natural gas industry have changed near term business plans in response to changing market conditions. The aforementioned circumstances generally increase the uncertainty in the Partnership’s accounting estimates, particularly those involving financial forecasts.

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

Accounts Receivable

Accounts receivable consist primarily of receivables from gathering services, sourced water and rental agreements. The customers and lessees remit payment for services performed and/or goods received directly to the Partnership. Most payments for gathering services, sourced water and rental agreements are received within two months after the date of service performed or goods delivered.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
The Partnership adopted Accounting Standards Update (“ASU”) 2016-13 and the subsequent applicable modifications to the rule on January 1, 2020. Accounts receivable are stated at amounts due from customers and lessees, net of an allowance for expected losses as estimated by the Partnership when collection is deemed doubtful. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Partnership determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Partnership’s previous loss history, the debtor’s current ability to pay its obligation to the Partnership, the condition of the general economy and the industry as a whole. The Partnership writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. As the adoption of ASU 2016-13 did not result in a material allowance, no cumulative-effect adjustment was made to beginning unitholders’ equity. At September 30, 2020, the Partnership recorded an immaterial allowance for expected losses and did not record an allowance for expected losses at December 31, 2019.

Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
Capital expenditures accrued	$9,213	$42,160
Direct operating expenses accrued	19,638	22,119
Sourced water purchases accrued	2,524	9,531
Interest expense accrued	5,866	627
Other	24	2,188
Total accrued liabilities	$37,265	$76,625

Accumulated Other Comprehensive Income

The following table provides changes in the components of accumulated other comprehensive income, net of related income tax effects:

(In thousands)
Balance as of December 31, 2019	$(823)
Other comprehensive income (loss)	(95)
Balance as of September 30, 2020	$(918)

Non-controlling Interest

Non-controlling interest in the accompanying condensed consolidated financial statements represents Diamondback’s ownership in the net assets of the Operating Company. When Diamondback’s relative ownership interest in the Operating Company changes, adjustments to non-controlling interest and common unitholder’s equity, tax effected, will occur. If the changes in the Partnership’s ownership interest in the Operating Company do not result in a change of control, the transactions are accounted for as equity transactions under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” This guidance requires that any differences between the carrying value of the Partnership’s basis in the Operating Company and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest.

In the second quarter of 2020, the Partnership recorded an adjustment to non-controlling interest of $419.6 million, common unitholder equity of $(329.0) million, and deferred tax asset of $90.6 million to reflect the ownership structure that was effective at June 30, 2020. The adjustment had no impact on earnings for the nine months ended September 30, 2020. See Note 10—Unitholders’ Equity and Partnership Distributions for a presentation of the change in ownership.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
Income Taxes

The Partnership is treated as a corporation for U.S. federal income tax purposes as a result of its election to be treated as a corporation effective May 24, 2019. Subsequent to the effective date of the Partnership’s election, it has been subject to U.S. federal and state income tax at corporate rates. The Partnership uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

The Partnership is subject to margin tax in the state of Texas pursuant to the tax sharing agreement with Diamondback. In addition to the Partnership’s 2019 tax year, the Predecessor’s 2016 through 2018 tax years, the periods during which the Predecessor’s sole owner, Diamondback, was responsible for federal income taxes on the Predecessor’s taxable income, remain open to examination by tax authorities. As of September 30, 2020, the Partnership had no unrecognized tax benefits that would have a material impact on the effective tax rate. The Partnership is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the three and nine months ended September 30, 2020, there was no interest or penalties associated with uncertain tax positions recognized in the Partnership’s condensed consolidated financial statements.

Capital Contributions

For the nine months ended September 30, 2019, capital contributions from Diamondback to the Predecessor totaled $456.1 million, of which $228.3 million related to produced water disposal assets, $149.5 million related to the equity method investments in the EPIC and Gray Oak pipelines (defined below), $35.8 million related to crude oil assets, $31.1 million related to elimination of current and deferred liabilities, $18.1 million related to land, $9.4 million related to sourced water assets, $9.2 million related to an office building located in Midland Texas and $(25.3) million in additional assets and liabilities, net, related to operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	Segment
	(In thousands)
Type of Service:
Sourced water gathering	$12,653	$26,485	$48,308	$83,966	Midstream
Produced water gathering and disposal	67,800	73,928	217,646	198,344	Midstream
Crude oil gathering	7,531	7,248	22,617	19,231	Midstream
Natural gas gathering	5,076	3,871	14,506	9,908	Midstream
Surface revenue (non ASC 606 revenues)	15	174	887	464	Midstream
Real estate contracts (non ASC 606 revenues)	3,464	3,709	10,705	10,452	Real Estate
Total revenues	$96,539	$115,415	$314,669	$322,365

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

		As of
	Estimated Useful Lives	September 30, 2020	December 31, 2019
	(Years)	(In thousands)
Buildings	20-30	$102,553	$102,375
Tenant improvements	15	4,506	4,501
Land	N/A	2,437	2,437
Land improvements	15	484	484
Total real estate assets		109,980	109,797
Less: accumulated depreciation		(12,165)	(8,681)
Total investment in real estate, net		$97,815	$101,116

		As of
	Weighted Average Useful Lives	September 30, 2020	December 31, 2019
	(Months)	(In thousands)
In-place lease intangibles	45	$11,275	$11,389
Less: accumulated amortization		(7,687)	(5,927)
In-place lease intangibles, net		3,588	5,462

Above-market lease intangibles	45	3,623	3,623
Less: accumulated amortization		(1,466)	(1,015)
Above-market lease intangibles, net		2,157	2,608
Total intangible lease assets, net		$5,745	$8,070

Depreciation and amortization expense for real estate assets was $1.7 million and $1.9 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation and amortization expense for real estate assets was $5.2 million and $5.8 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table presents the Partnership’s estimated amortization expense related to lease intangibles for the periods indicated (in thousands):

Remainder of
2020	2021	2022	2023	2024	Thereafter
$583	$1,779	$663	$728	$814	$1,178

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
6.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth the Partnership’s property, plant and equipment:

		As of
	Estimated	September 30,	December 31,
	Useful Lives	2020	2019
	(Years)	(In thousands)
Produced water disposal systems	10-30	$669,825	$600,797
Crude oil gathering systems(1)	30	133,203	129,658
Natural gas gathering and compression systems(1)	10-30	111,830	98,426
Sourced water gathering systems(1)	30	111,354	101,887
Total property, plant and equipment		1,026,212	930,768
Less: accumulated depreciation, amortization and accretion		(90,456)	(61,132)
Land	N/A	85,826	86,072
Total property, plant and equipment, net		$1,021,582	$955,708

(1)Included in gathering systems are $71.9 million and $138.6 million of assets at September 30, 2020 and December 31, 2019, respectively, that are not subject to depreciation, amortization and accretion as the systems were under construction and had not yet been put into service.

Depreciation expense related to property, plant and equipment was $8.9 million and $8.7 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense related to property, plant and equipment was $29.4 million and $24.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Internal costs capitalized to property, plant and equipment represent management’s estimate of costs incurred directly related to construction activities. Capitalized internal costs were immaterial for the nine months ended September 30, 2020 and 2019.

Capitalized interest related to property, plant and equipment was immaterial for the nine months ended September 30, 2020 and 2019.

The Partnership evaluates its long-lived assets for potential impairment whenever events or circumstances indicate it is more likely than not that the carrying amount of the asset, or set of assets, is greater than the fair value. An impairment involves comparing the estimated future undiscounted cash flows of an asset with the carrying amount. If the carrying amount of the asset exceeds the estimated future undiscounted cash flows, then an impairment charge is recorded for the difference between the estimated fair value of the asset and its carrying value. No impairment charges were recorded during the three and nine months ended September 30, 2020 and 2019. Given the rate of change impacting the oil and natural gas industry described above, it is possible that circumstances requiring additional impairment testing will occur in future interim periods, which could result in potentially material impairment charges being recorded.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
7.    EQUITY METHOD INVESTMENTS

The following table presents the carrying values of the Partnership’s equity method investments as of the dates indicated:

	Ownership Interest	September 30, 2020	December 31, 2019
		(In thousands)
EPIC Crude Holdings, LP	10%	$123,002	$109,806
Gray Oak Pipeline, LLC	10%	134,555	115,840
Wink to Webster Pipeline LLC	4%	74,611	34,124
OMOG JV LLC	60%	195,744	219,098
Amarillo Rattler, LLC	50%	4,096	690
Total		$532,008	$479,558

The following table summarizes the income (loss) of equity method investees reflected in the Condensed Consolidated Statement of Operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
EPIC Crude Holdings, LP	$(1,904)	$(529)	$(4,703)	$(532)
Gray Oak Pipeline, LLC	3,832	(128)	5,585	(189)
Wink to Webster Pipeline LLC	(127)	26	73	26
OMOG JV LLC	1,499	—	(10,681)	—
Amarillo Rattler, LLC	69	—	(184)	—
Total	$3,369	$(631)	$(9,910)	$(695)

On February 1, 2019, Diamondback funded and the Predecessor acquired a 10% equity interest in EPIC, which owns and operates a pipeline (the “EPIC pipeline”) that transports crude oil and natural gas liquids across Texas for delivery into the Corpus Christi market. The EPIC pipeline became fully operational in April 2020.
On February 15, 2019, Diamondback funded and the Predecessor acquired a 10% equity interest in Gray Oak, which owns and operates a pipeline (the “Gray Oak pipeline”) that transports crude oil from the Permian to Corpus Christi on the Texas Gulf Coast. The Gray Oak pipeline became fully operational in April 2020.

On March 29, 2019, the Predecessor executed a short-term promissory note to Gray Oak. The note allowed for borrowing by Gray Oak of up to $123.0 million at a 2.52% interest rate with a maturity date of March 31, 2022. The short-term promissory note was repaid on May 31, 2019.

On June 4, 2019, the Partnership entered into an equity contribution agreement with respect to Gray Oak. The equity contribution agreement required the Partnership to contribute equity or make loans to Gray Oak so that Gray Oak could, to the extent necessary, cure payment defaults under Gray Oak’s credit agreement and, in certain instances, repay Gray Oak’s credit agreement in full. The Partnership’s obligations under the equity contribution agreement were limited to its proportionate ownership interest in Gray Oak, and such obligations were guaranteed by the Operating Company, Tall Towers, Rattler OMOG LLC and Rattler Ajax Processing LLC. The equity contribution agreement and the Partnership’s obligations under the agreement were terminated in September 2020.

On July 30, 2019, the Operating Company joined Wink to Webster as a 4% member, together with affiliates of ExxonMobil, Plains All American Pipeline, Delek US, MPLX LP, and Lotus Midstream. The joint venture is developing a crude oil pipeline with origin points at Wink and Midland in the Permian Basin for delivery to multiple Houston area locations (the “Wink to Webster pipeline”). The Wink to Webster pipeline is expected to begin service in the first half of 2021.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
On October 1, 2019, the Partnership acquired a 60% equity interest in OMOG. On November 7, 2019, OMOG acquired 100% of Reliance Gathering, LLC, which owns and operates a crude oil gathering system in the Permian Basin and was renamed as Oryx Midland Oil Gathering LLC following the acquisition.

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

The Partnership reviews its equity method investments to determine if a loss in value which is other than temporary has occurred. If such a loss has occurred, the Partnership recognizes an impairment provision. During the nine months ended September 30, 2020, the Partnership’s loss from equity method investments includes a proportional charge of $15.8 million representing impairment recorded by the investee associated with its goodwill. During the three and nine months ended September 30, 2020, the Partnership’s loss from equity method investments includes an immaterial abandonment charge related to a project that is no longer expected to be completed. No other impairments were recorded for the Partnership’s or Predecessor’s equity method investments for the three and nine months ended September 30, 2020 or 2019. The entities in which the Partnership is invested all serve customers in the oil and natural gas industry, which has been experiencing economic challenges as described above. It is possible that prolonged industry challenges could result in circumstances requiring impairment testing, which could result in potentially material impairment charges in future interim periods.

8.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
5.625% Senior Notes due 2025	$500,000	$—
Operating Company revolving credit facility	85,000	424,000
Unamortized debt issuance costs	(9,546)	—
Total long-term debt	$575,454	$424,000
2025 Senior Notes

On July 14, 2020, the Partnership completed a notes offering (the “Notes Offering”) of $500.0 million in aggregate principal amount of its 5.625% Senior Notes due 2025 (the “Notes”). Interest on the Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2021. The Notes mature on July 15, 2025. The Partnership received net proceeds of approximately $489.5 million from the Notes Offering. The Partnership loaned the gross proceeds to the Operating Company, which used such proceeds to pay down borrowings under the Credit Agreement (defined below).

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

The Operating Company’s Revolving Credit Facility

On May 28, 2019, the Partnership, as parent, and the Operating Company, as borrower, entered into a credit agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of banks, including Wells Fargo, as lenders party thereto. The Credit Agreement provides for a revolving credit facility in the maximum amount of $600.0 million, which is expandable to $1.0 billion upon the Partnership’s election, subject to obtaining additional lender commitments and satisfaction of customary conditions. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid at the maturity date of May 28, 2024. As of September 30, 2020, the Operating Company had $85.0 million of outstanding borrowings and $515.0 million available for future borrowings under the Credit Agreement. During the three and nine months ended September 30, 2020, the weighted average interest rate on borrowings under the Credit Agreement was 1.46% and 2.18%, respectively.

As of September 30, 2020, the Operating Company was in compliance with all financial maintenance covenants under the Credit Agreement.

9.    UNIT-BASED COMPENSATION

On May 22, 2019, the board of directors of the General Partner adopted the Rattler Midstream LP Long Term Incentive Plan (“LTIP”), for employees, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. As of September 30, 2020, a total of 14,856,026 common units had been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

For the three and nine months ended September 30, 2020, the Partnership incurred $2.2 million and $6.6 million, respectively, of unit–based compensation.

Phantom Units

Under the LTIP, the board of directors of the General Partner is authorized to issue phantom units to eligible employees and non-employee directors. The Partnership estimates the fair value of phantom units based on the closing price of the Partnership’s common units on the grant date of the award, and expenses this value over the applicable vesting period. Upon vesting, the phantom units entitle the recipient to one common unit of the Partnership for each phantom unit. The recipients are also entitled to distribution equivalent rights, which represent the right to receive a cash payment equal to the value of the distributions paid on one phantom unit between the grant date and the vesting date.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
The following table presents the phantom unit activity under the LTIP for the nine months ended September 30, 2020:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2019	2,226,895	$19.14
Granted	53,943	$10.41
Vested	(449,633)	$19.14
Forfeited	(23,442)	$18.23
Unvested at September 30, 2020	1,807,763	$18.89

The aggregate fair value of phantom units that vested during the nine months ended September 30, 2020 was $8.6 million. As of September 30, 2020, the unrecognized compensation cost related to unvested phantom units was $31.0 million. Such cost is expected to be recognized over a weighted-average period of 3.56 years.

10.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has general partner and limited partner units. At September 30, 2020, the Partnership had a total of 43,996,243 common units issued and outstanding and 107,815,152 Class B units issued and outstanding, of which no common units and 107,815,152 Class B units, representing approximately 71% of the Partnership’s total units outstanding, were beneficially owned by Diamondback. Diamondback also beneficially owns 107,815,152 Operating Company units, representing a 71% economic, non-voting interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

The following table summarizes changes in the ownership interest in consolidated subsidiaries during the period:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(In thousands)
Net income attributable to the Partnership	$9,218	$25,071
Change in ownership of consolidated subsidiaries	—	(329,034)
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$9,218	$(303,963)

There were no changes in the ownership interests in consolidated subsidiaries during the period between the closing of the IPO on May 28, 2019 and September 30, 2019. See Note 2—Summary of Significant Accounting Policies—Non-controlling Interest for a discussion of the changes in the ownership interests in consolidated subsidiaries during the nine months ended September 30, 2020.

On February 13, 2020, the board of directors of the General Partner revised the Partnership’s cash distribution policy to provide for the Operating Company to distribute $0.29 per Operating Company unit each quarter to its unitholders (including Diamondback and the Partnership), and for the Partnership to pay, to the extent legally available, cash distributions of $0.29 per common unit to common unitholders of record on the applicable record date within 65 days after the end of each quarter beginning with the quarter ended December 31, 2019. On October 29, 2020, the board of directors of the General Partner further revised the Partnership’s cash distribution policy, reducing the quarterly distribution per Operating Company unit and Partnership common unit to $0.20 beginning with the quarter ended September 30, 2020. The board of directors of the General Partner may change the Partnership’s distribution policy at any time and from time to time. The partnership agreement does not require the Partnership to pay cash distributions on the Partnership’s common units on a quarterly or other basis.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
The following table presents cash distributions approved by the board of directors of the General Partner for the periods indicated:

Declaration Date	Quarter(1)	Amount per Common Unit	Payment Date
October 31, 2019	Q3 2019(2)	$0.34	November 22, 2019
February 13, 2020	Q4 2019	$0.29	March 10, 2020
April 30, 2020	Q1 2020	$0.29	May 26, 2020
July 31, 2020	Q2 2020	$0.29	August 24, 2020
October 29, 2020	Q3 2020	$0.20	November 23, 2020
(1)    Distributions are shown for the quarter in which they were generated.
(2)    The Q3 2019 distribution also includes amounts attributable to Q2 2019 commencing upon the closing of the IPO.

11.    EARNINGS PER COMMON UNIT

Earnings per common unit on the condensed consolidated statements of operations is based on the net income of the Partnership for the three and nine months ended September 30, 2020 and 2019, since this is the amount of net income that is attributable to the Partnership’s common units. The Partnership’s net income is allocated wholly to the common units, as the General Partner does not have an economic interest.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per unit amounts)
Net income (loss) attributable to Rattler Midstream LP	$9,218	$11,531	$25,071	$16,334
Less: net (income) loss allocated to participating securities(1)	(524)	—	(1,820)	—
Net income (loss) attributable to common unitholders	$8,694	$11,531	$23,251	$16,334
Weighted average common units outstanding:
Basic weighted average common units outstanding	43,996	43,700	43,837	43,564
Effect of dilutive securities:
Potential common units issuable(2)	—	1,136	—	1,146
Diluted weighted average common units outstanding	43,996	44,836	43,837	44,710
Net income per common unit, basic	$0.20	$0.26	$0.53	$0.37
Net income per common unit, diluted	$0.20	$0.26	$0.53	$0.37
(1)    Distribution equivalent rights granted to employees are considered participating securities.
(2)    For the three and nine months ended September 30, 2020, no potential common units were included in the computation of diluted earnings per unit because their inclusion would have been anti-dilutive under the treasury stock method for the periods presented. However, such potential common units could dilute basic earnings per unit in future periods.

12.    RELATED PARTY TRANSACTIONS

Related party transactions include transactions with Diamondback. Among other agreements, the Partnership is a party to the following related party agreements with Diamondback.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
Commercial Agreements

The Partnership derives substantially all of its revenue from its commercial agreements with Diamondback for the provision of midstream services. On May 5, 2020, the Partnership amended its commercial agreements to, among other things, in certain cases add new areas to the dedication and commitment of Diamondback and its affiliates and revise the threshold for permitting releases of dedications in connection with transfers or swaps by Diamondback or its affiliates. Revenues generated from commercial agreements with Diamondback consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Crude oil gathering	$2,745	$2,626	$7,730	$7,278
Natural gas gathering	5,076	3,870	14,506	9,908
Produced water gathering and disposal	66,067	72,917	211,353	196,213
Sourced water gathering	11,948	25,452	46,845	82,933
Surface revenue	10	1	26	176
Total	$85,846	$104,866	$280,460	$296,508

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

In certain circumstances, GAAP requires or permits entities such as the Predecessor to account for income taxes under the principles of ASC Topic 740, “Income Taxes” (“ASC Topic 740”), notwithstanding the fact that the separate legal entity’s activity is attributed to its owner for income tax purposes. Accordingly, the Predecessor has applied the principles of ASC Topic 740 to its financial statements herein, for periods prior to the IPO, as if the Predecessor had been subject to taxation as a corporation. Consistent with the overall basis of presentation as described in Note 1—Organization and Basis of Presentation, for the three and nine months ended September 30, 2019, net income for the period prior to the IPO reflects income taxes based on federal and state income tax rates, net of federal benefit, applicable to the Predecessor as if it had been subject to taxation as a corporation. In connection with the completion of the IPO, an adjustment of $31.1 million to equity of the Predecessor was recorded for the elimination of current and deferred tax liabilities related to the period prior to the IPO.

For the three and nine months ended September 30, 2020, net income from continuing operations reflects income tax expense of $2.9 million and $7.8 million, respectively. For the nine months ended September 30, 2019, net income for the period prior to the IPO reflects income tax expense of $18.2 million and for the three and nine months ended September 30, 2019, net income for the period subsequent to the IPO reflects income tax expense of $3.3 million and $4.7 million, respectively. Total income tax expense for these periods differed from applying the U.S. statutory corporate income tax rate to pre-tax income primarily due to state income taxes, net of federal benefit, and due to net income attributable to the non-controlling interest for the period subsequent to the IPO. For the three and nine months ended September 30, 2020, the Partnership’s total income tax provision also included discrete income tax expense of approximately $0.2 million and $0.5 million, respectively, primarily related to excess tax deficiencies on unit-based compensation.

The effective income tax rates for the three and nine months ended September 30, 2020, were 6.8% and 6.8%, respectively. The effective income tax rates for the three and nine months ended September 30, 2019, including periods prior to the IPO, were 6.4% and 14.6%, respectively. The increase in the effective income tax rate for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, is primarily due to discrete tax expense for the period. The decrease in the effective income tax rates for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, is primarily due to net income attributable to the non-controlling interest in periods subsequent to the IPO.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
During the three months ended June 30, 2020, the Partnership recorded an adjustment through unitholders’ equity to the carrying value of its investment in the Operating Company, resulting in a decrease in the Partnership’s deferred tax liability related to its investment in the Operating Company and a total net deferred tax asset balance for the Partnership. As a result of management’s assessment each period, including consideration of all available positive and negative evidence, management continued to determine that it is more likely than not that the Partnership will realize its deferred tax assets as of September 30, 2020.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2020		December 31, 2019
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
	(In thousands)
Debt:
5.625% Senior Notes due 2025	$490,454	$504,605	$—	$—
Operating Company revolving credit facility	85,000	85,000	424,000	424,000
(1) The carrying value includes associated deferred loan costs and any remaining discount or premium, if any.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
The fair value of the Operating Company’s revolving credit facility approximates its carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the September 30, 2020 quoted market price, a Level 1 classification in the fair value hierarchy.

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

As of September 30, 2020, the Partnership’s anticipated future capital commitments for its equity method investments include $14.1 million for the remainder of 2020 and total $82.4 million in aggregate.

16.    SUBSEQUENT EVENTS

Cash Distribution

On October 29, 2020, the board of directors of the General Partner approved a cash distribution for the third quarter of 2020 of $0.20 per common unit, payable on November 23, 2020, to unitholders of record at the close of business on November 16, 2020.

Implementation of Common Unit Repurchase Program

On October 29, 2020, the board of directors of the General Partner approved a common unit repurchase program to acquire up to $100 million of the Partnership’s outstanding common units. The common unit repurchase program is authorized to extend through December 31, 2021 and the Partnership intends to purchase common units under the repurchase program opportunistically with cash on hand and free cash flow from operations. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the General Partner at any time. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors.

Amendment to Credit Agreement

On November 2, 2020, the Partnership and the Operating Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement with Wells Fargo, as the administrative agent, and the lenders party thereto. The Second Amendment permits the Partnership to conduct common unit repurchases in connection with the common unit repurchase program described above.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

17.    SEGMENT INFORMATION

The Partnership’s operations are reported in two operating segments: (i) midstream services and (ii) real estate operations. The following tables summarize the results of the Partnership’s operating segments during the periods presented:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Midstream Services	Real Estate Operations	Total	Midstream Services	Real Estate Operations	Total
	(In thousands)
Revenues—related party	$85,846	$—	$85,846	$104,866	$—	$104,866
Revenues—third party	7,229	—	7,229	6,840	—	6,840
Rental income—related party	—	2,282	2,282	—	1,399	1,399
Rental income—third party	—	867	867	—	1,894	1,894
Other real estate income—related party	—	149	149	—	111	111
Other real estate income—third party	—	166	166	—	305	305
Total revenues	93,075	3,464	96,539	111,706	3,709	115,415
Direct operating expenses	31,173	—	31,173	29,789	—	29,789
Cost of goods sold (exclusive of depreciation and amortization)	6,663	—	6,663	17,350	—	17,350
Real estate operating expenses	—	494	494	—	742	742
Depreciation, amortization and accretion	9,255	1,735	10,990	9,835	1,901	11,736
(Gain) loss on disposal of property, plant and equipment	(16)	—	(16)	—	—	—
(Income) loss from equity method investments	(3,369)	—	(3,369)	631	—	631
Segment profit	49,369	1,235	50,604	54,101	1,066	55,167
General and administrative expenses	—	—	(3,140)	—	—	(3,240)
Interest income (expense), net	—	—	(5,817)	—	—	(553)
Net income (loss) before income taxes	49,369	1,235	41,647	54,101	1,066	51,374
Provision for (benefit from) income taxes	—	—	2,851	—	—	3,294
Net income (loss)	$49,369	$1,235	$38,796	$54,101	$1,066	$48,080

	As of September 30, 2020			As of December 31, 2019
Segment assets	$1,552,100	$105,050	$1,812,243	$1,436,213	$108,239	$1,636,393

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Midstream Services	Real Estate Operations	Total	Midstream Services	Real Estate Operations	Total
	(In thousands)
Revenues—related party	$280,460	$—	$280,460	$296,508	$—	$296,508
Revenues—third party	23,504	—	23,504	15,405	—	15,405
Rental income—related party	—	5,101	5,101	—	3,370	3,370
Rental income—third party	—	4,653	4,653	—	5,999	5,999
Other real estate income—related party	—	318	318	—	265	265
Other real estate income—third party	—	633	633	—	818	818
Total revenues	303,964	10,705	314,669	311,913	10,452	322,365
Direct operating expenses	101,425	—	101,425	76,381	—	76,381
Cost of goods sold (exclusive of depreciation and amortization)	27,368	—	27,368	46,252	—	46,252
Real estate operating expenses	—	1,812	1,812	—	1,963	1,963
Depreciation, amortization and accretion	30,351	5,245	35,596	26,028	5,770	31,798
(Gain) loss on disposal of property, plant and equipment	2,765	—	2,765	(4)	—	(4)
(Income) loss from equity method investments	9,910	—	9,910	695	—	695
Segment profit	132,145	3,648	135,793	162,561	2,719	165,280
General and administrative expenses	—	—	(11,829)	—	—	(7,677)
Interest income (expense), net	—	—	(10,364)	—	—	(638)
Net income (loss) before income taxes	132,145	3,648	113,600	162,561	2,719	156,965
Provision for (benefit from) income taxes	—	—	7,754	—	—	22,850
Net income (loss)	$132,145	$3,648	$105,846	$162,561	$2,719	$134,115

	As of September 30, 2020			As of December 31, 2019
Segment assets	$1,552,100	$105,050	$1,812,243	$1,436,213	$108,239	$1,636,393

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Cautionary Statement Regarding Forward-Looking Statements.”

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

As of September 30, 2020, our general partner held a 100% general partner interest in us. Diamondback held no common units and beneficially owned all of our 107,815,152 outstanding Class B units, representing approximately 71% of our total units outstanding. Diamondback also owns and controls our general partner.

As of September 30, 2020, we own a 29% controlling membership interest in the Operating Company and Diamondback owns, through its ownership of the Operating Company units, a 71% economic, non-voting interest in the Operating Company. However, as required by GAAP, we consolidate 100% of the assets and operations of the Operating Company in our financial statements and reflect a non-controlling interest.

Recent Developments

Implementation of Common Unit Repurchase Program
On October 29, 2020, the board of directors of our general partner approved a common unit repurchase program to acquire up to $100 million of our outstanding common units. The common unit repurchase program is authorized to extend through December 31, 2021 and we intend to purchase common units under the repurchase program opportunistically with cash on hand and free cash flow from operations. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of our general partner at any time. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors. In connection with the common unit repurchase program, the Operating Company entered into a second amendment to its credit agreement permitting such program.

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

COVID-19 and Collapse in Commodity Prices
On March 11, 2020, the World Health Organization characterized the global outbreak of the novel strain of coronavirus, COVID-19, as a “pandemic.” To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers. Although many stay-at-home orders have expired and certain restrictions on conducting business have been lifted, the COVID-19 pandemic resulted in a widespread health crisis and a swift and unprecedented reduction in international and U.S. economic activity which, in turn, has adversely affected the demand for oil and natural gas and caused significant volatility and disruption of the financial markets.

In early March 2020, oil prices dropped sharply, and then continued to decline, reaching negative levels per barrel. This was a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including the announcement of price reductions and production increases by OPEC members and other exporting nations and a significant decrease in demand as a result of the ongoing COVID-19 pandemic. While OPEC members and certain other nations agreed to cut production to help to reduce a portion of the excess supply in the market and improve oil prices, there is no assurance that production cuts will continue or be observed by its parties, and downward pressure on commodity prices has continued and could continue for the foreseeable future. We cannot predict if or when commodity prices will stabilize and at what levels.

We derive substantially all of our revenue from our commercial agreements with Diamondback, which do not contain minimum volume commitments. The reduction of Diamondback’s drilling and development plan on the acreage dedicated to us by Diamondback directly and adversely impacts Diamondback’s demand for our midstream services. As a result of the reduction in crude oil demand caused by factors discussed above, Diamondback previously lowered its 2020 capital budgets and production guidance, curtailed near term production and reduced its rig count, all of which may be subject to further reductions or curtailments if the commodity markets and macroeconomic conditions do not improve or worsen. These actions have had and will continue to have a detrimental effect on our sourced water business line and our overall operations. Diamondback has recently moved to restore curtailed production and, in the third quarter of 2020, resumed its completion activities to stem production declines. Diamondback also announced that it remains on track to meet its fourth quarter 2020 production target of between 170,000 and 175,000 barrels of oil per day, and expects this to be the baseline for its development plan in 2021. We cannot predict the extent to which Diamondback’s business would be impacted if conditions in the energy industry were to further deteriorate nor can we estimate the impact such conditions would have on Diamondback’s ability to execute its drilling and development plan on the dedicated acreage or to perform under our commercial agreements.

In coordination with Diamondback’s production reductions, in March 2020, we announced a reduction in our planned 2020 capital budget of over 40%. Additionally, we lowered full year 2020 EBITDA guidance by approximately 25% at the midpoint, which assumed a 15 to 25% reduction in equity method EBITDA contributions for the year, as well as fewer volumes for our operated business due to lower activity levels. On a gross dollar basis, our reductions in planned capital expenditures on operated assets have exceeded declines in operated EBITDA in 2020. Should Diamondback cut activity further, our capital expenditures will be reduced accordingly. Our operations in the third quarter of 2020 stabilized after the interruption caused by the historic commodity price volatility in the second quarter of 2020. With Diamondback resuming completion activity to stem production declines, we have adjusted our operations to this new level of completion and production activity, and we believe our third quarter 2020 results offer a new baseline view of our volumes and earnings potential after the downturn experience in the first half of 2020. During the fourth quarter of 2020 and in 2021, we expect to continue to reduce operated capital expenditures towards our total of approximately half of 2020 levels, representing less than a third of 2019 operated capital expenditures. Combined with our equity method joint venture build cycle nearing its end and changing from a net outflow of capital contributions to a net inflow of cash contributions, we believe that this stabilized volume outlook will present a meaningful free cash flow generation even in this depressed commodity price environment.

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

Operational Update

Highlights

The following are our significant operating results for the three months ended September 30, 2020, as compared with the three months ended September 30, 2019:

•average crude oil gathering volumes were 91,090 Bbl/d, an increase of 2% year over year;
•average natural gas gathering volumes were 119,951 MMBtu/d, an increase of 31% year over year;
•average produced water gathering and disposal volumes were 763,475 Bbl/d, a decrease of 10% year over year; and
•average sourced water gathering volumes were 203,785 Bbl/d, a decrease of 47% year over year.

Pipeline Infrastructure Assets
The following tables provide information regarding our gathering, compression and transportation system as of September 30, 2020 and utilization for the quarter ended September 30, 2020:

(Miles)(1)	Delaware Basin	Midland Basin	Permian Total
Crude oil	108	46	154
Natural gas	155	—	155
Produced water	267	241	508
Sourced water	27	74	101
Total	557	361	918

(Capacity/capability)(1)	Delaware Basin	Midland Basin	Permian Total	Utilization
Crude oil gathering (Bbl/d)	210,000	65,000	275,000	36%
Natural gas compression (Mcf/d)	151,000	—	151,000	56%
Natural gas gathering (Mcf/d)	170,000	—	170,000	50%
Produced water gathering and disposal (Bbl/d)	1,482,000	1,822,000	3,304,000	23%
Sourced water (Bbl/d)	120,000	455,000	575,000	35%
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

General and Administrative Expenses

Our Predecessor’s general and administrative expenses included an allocation of charges for the management and operation of our assets by Diamondback for general and administrative services, such as information technology, treasury, accounting, human resources and legal services, and other financial and administrative services. Following the completion of our IPO, Diamondback charges us a combination of direct and allocated charges for general and administrative services pursuant to our partnership agreement and the services and secondment agreement.

In addition, as compared to our Predecessor, we incur incremental general and administrative expenses attributable to being a publicly traded partnership, which includes expenses associated with annual, quarterly and current reporting with the SEC, tax return preparation, Sarbanes-Oxley compliance, listing on Nasdaq, independent auditor fees, legal fees, investor relations expenses, transfer agent and registrar fees, incremental salary and benefits costs of seconded employees, outside director fees and insurance expenses. These incremental general and administrative expenses and the variable component of the general and administrative costs that we are incurring under the services and secondment agreement are not reflected in our Predecessor’s historical financial statements.

Financing

There are differences in the way we finance our operations compared to the way our Predecessor historically financed operations as part of Diamondback’s integrated operations. Our sources of liquidity following our IPO include cash generated from operations, borrowings under the Operating Company’s revolving credit facility and the issuance of notes in our recent notes offering.

Income Taxes

Income tax expense includes U.S. federal and state taxes on operations, as applicable. Prior to our IPO, our Predecessor was organized as a disregarded entity for income tax purposes. As a result, our Predecessor’s sole owner, Diamondback, was responsible for federal income taxes on our Predecessor’s taxable income. Even though we are organized as a limited partnership under state law, we are treated as a corporation for U.S. federal income tax purposes and are subject to U.S. federal and state income tax at corporate rates, subsequent to the May 24, 2019, effective date of our election to be treated as a corporation. As such, our net income for the three and nine months ended September 30, 2020 reflects a provision for income taxes, and for the 2019 periods prior to our IPO, net income for the Predecessor reflects, on a pro forma basis, a provision for income taxes as if our Predecessor had been treated as a corporation for U.S. federal income tax purposes.

Factors Impacting Our Business

We expect our business to continue to be affected by the key factors discussed below. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. For a discussion of how our commodity prices are expected to continue to be volatile as a result of the near term actions by members of OPEC and other oil exporting nations and the ongoing COVID-19 pandemic and the direct and indirect impact of this volatility on our business, financial condition, results of operations, cash flows and ability to make distributions to our common unitholders, please read “Recent Developments—COVID-19 and Collapse in Commodity Prices” above.
Sources of Our Revenues

We currently generate a substantial portion of our revenues under fee-based commercial agreements with Diamondback, each with an initial term ending in 2034, utilizing our infrastructure assets or our planned infrastructure assets to provide an array of essential services critical to Diamondback’s upstream operations on certain dedicated acreage in the Delaware and Midland Basins. Our crude oil infrastructure assets consist of gathering pipelines and metering facilities, which collectively gather crude oil for our customers. Our facilities gather crude oil from horizontal and vertical wells in Diamondback’s ReWard, Spanish Trail, Pecos and Glasscock areas within the Permian. Our natural gas gathering and compression system consists of gathering pipelines, compression and metering facilities, which collectively service the production from Diamondback’s Pecos area assets within the Permian. Our water sourcing and distribution assets consist of water wells, hydraulic fracturing pits, pipelines and water treatment facilities, which collectively gather and distribute water from Permian aquifers to the drilling and completion sites through buried pipelines and temporary surface pipelines. Our produced water gathering and disposal system spans approximately 508 miles and consists of gathering pipelines along with produced water disposal wells and facilities which collectively gather and dispose of produced water from operations throughout Diamondback’s Permian acreage.

Our contracts with Diamondback promote cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas or water that we gather and do not engage in the trading of crude oil or natural gas. However, the volumetric fees we charge are adjusted each calendar year by the amount of percentage change, if any, in the consumer price index from the preceding calendar year. No adjustment will be made if the percentage change would result in a fee below the initial fee set forth in the applicable commercial agreement and any adjustment to the volumetric fees shall not exceed 3% of the then-current fee. Further, the total adjustment of the fees shall never result in a cumulative volumetric fee adjustment of more than 30% of the initial fees set forth in the applicable commercial agreement

Supply and Demand for Crude Oil and Natural Gas

Commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Diamondback and third-parties in the development of new crude oil and natural gas reserves. Generally, drilling and production activity will increase as crude oil and natural gas prices increase. Our throughput volumes depend primarily on the volumes of crude oil and natural gas produced by Diamondback in the Permian and, with respect to sourced water, the number of wells drilled and completed. Commodity prices are volatile and influenced by numerous factors beyond our or Diamondback’s control, including the domestic and global supply of and demand for crude oil and natural gas. The commodities trading markets, as well as other supply and demand factors, may also influence the selling prices of crude oil and natural gas. Furthermore, our ability to execute our growth strategy in the Permian will depend on crude oil and natural gas production in that area, which is also affected by the supply of and demand for crude oil and natural gas. Please read “Risk Factors—Risks Related to Our Business—Our business and operations have been and will likely continue to be adversely affected by the recent COVID-19 pandemic and decreased demand for oil and natural gas” included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and “Risk Factors—Risks Related to Our Business—Because of the natural decline in hydrocarbon production from existing wells, our success depends, in part, on our ability to maintain or increase hydrocarbon throughput volumes on our midstream systems, which depends on our customers’ levels of development and completion activity on our Dedicated Acreage” and “Risk Factors—Risks Related to Our Business—Our construction of new midstream assets may not result in revenue increases and may be subject to regulatory, environmental, political, contractual, legal and economic risks, which could adversely affect our cash flow, results of operations and financial condition and, as a result, our ability to distribute cash to unitholders” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Results of Operations

The following table sets forth selected historical operating data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except operating data)
Revenues:
Revenues—related party	$85,846	$104,866	$280,460	$296,508
Revenues—third party	7,229	6,840	23,504	15,405
Rental income—related party	2,282	1,399	5,101	3,370
Rental income—third party	867	1,894	4,653	5,999
Other real estate income—related party	149	111	318	265
Other real estate income—third party	166	305	633	818
Total revenues	96,539	115,415	314,669	322,365
Costs and expenses:
Direct operating expenses	31,173	29,789	101,425	76,381
Cost of goods sold (exclusive of depreciation and amortization)	6,663	17,350	27,368	46,252
Real estate operating expenses	494	742	1,812	1,963
Depreciation, amortization and accretion	10,990	11,736	35,596	31,798
General and administrative expenses	3,140	3,240	11,829	7,677
(Gain) loss on disposal of property, plant and equipment	(16)	—	2,765	(4)
Total costs and expenses	52,444	62,857	180,795	164,067
Income from operations	44,095	52,558	133,874	158,298
Other income (expense):
Interest income (expense), net	(5,817)	(553)	(10,364)	(638)
Income (loss) from equity method investments	3,369	(631)	(9,910)	(695)
Total other income (expense), net	(2,448)	(1,184)	(20,274)	(1,333)
Net income (loss) before income taxes	41,647	51,374	113,600	156,965
Provision for (benefit from) income taxes	2,851	3,294	7,754	22,850
Net income (loss)	38,796	48,080	105,846	134,115
Less: Net income (loss) before initial public offering	—	—	—	65,995
Net income (loss) subsequent to initial public offering	—	—	—	68,120
Less: Net income (loss) attributable to non-controlling interest	29,578	36,549	80,775	51,786
Net income (loss) attributable to Rattler Midstream LP	$9,218	$11,531	$25,071	$16,334

Operating Data:
Throughput(1)
Crude oil gathering volumes (Bbl/d)	91,090	88,990	93,205	80,594
Natural gas gathering volumes (MMBtu/d)	119,951	91,455	115,089	78,918
Produced water gathering and disposal volumes (Bbl/d)	763,475	845,877	825,254	776,215
Sourced water gathering volumes (Bbl/d)	203,785	384,066	242,710	394,946
(1)    Does not include any volumes from the EPIC, Gray Oak, Wink to Webster, Amarillo Rattler or OMOG joint ventures.

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenues

Revenues decreased by $18.9 million to $96.5 million for the three months ended September 30, 2020 from $115.4 million for the three months ended September 30, 2019, primarily due to a reduction in sourced and produced water volumes due to Diamondback’s lower level of drilling and completion activity in the third quarter of 2020.

Direct Operating Expenses

Direct operating expenses increased by $1.4 million to $31.2 million for the three months ended September 30, 2020 from $29.8 million for three months ended September 30, 2019, largely due to asset maintenance and workover charges related to our produced water wells to increase their capacity and increased operating expenses related to increased oil and gas volumes.

Cost of Goods Sold

Cost of goods sold (exclusive of depreciation and amortization) decreased by $10.7 million to $6.7 million for the three months ended September 30, 2020 from $17.4 million for the three months ended September 30, 2019. The decrease primarily relates to a reduction in sourced water volumes due to Diamondback’s lower level of drilling and completion activity in the second quarter of 2020.

Interest Expense, Net

Net interest expense was $5.8 million for the three months ended September 30, 2020, compared to $0.6 million for the three months ended September 30, 2019. This increase was primarily due to interest accrued on the notes which were issued in July 2020 and bear interest at a rate of 5.625% per annum.

Income from Equity Method Investments

Income from equity method investments was $3.4 million for the three months ended September 30, 2020, and was primarily related to income of $5.4 million attributable to the investments in Gray Oak Pipeline LLC, OMOG JV LLC, which we refer to as OMOG, and Amarillo Rattler LLC, partially offset by losses of $2.0 million related to investments in EPIC Crude Holdings, LP and Wink to Webster Pipeline, LLC.

Provision for Income Taxes

We recorded income tax expense of $2.9 million and $3.3 million for the three months ended September 30, 2020 and 2019, respectively. The change in our income tax provision was primarily due to the impact of net income attributable to the non-controlling interest and the decrease in pre-tax income for the three months ended September 30, 2020. Total income tax expense for the three months ended September 30, 2020 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to state taxes, net of federal benefit, and due to net income attributable to the non-controlling interest.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenues

Revenues decreased by $7.7 million to $314.7 million for the nine months ended September 30, 2020 from $322.4 million for the nine months ended September 30, 2019. This decrease relates primarily to a reduction in sourced water volumes due to Diamondback’s lower level of drilling and completion activity in the second and third quarters of 2020. This was partially offset by an increase in produced water, oil and gas volumes largely due to the continued build out of certain midstream assets that Diamondback contributed to us, as well as the additional build out of historical Partnership systems.

Direct Operating Expenses

Direct operating expenses increased by $25.0 million to $101.4 million for the nine months ended September 30, 2020 from $76.4 million for the nine months ended September 30, 2019. This increase was primarily due to increased oil, gas and produced water volumes largely attributable to the continued build out of our assets. In addition, we incurred certain asset maintenance and workover charges related to our produced water wells to increase their capacity.

Cost of Goods Sold

Cost of goods sold (exclusive of depreciation and amortization) decreased by $18.9 million to $27.4 million for the nine months ended September 30, 2020 from $46.3 million for the nine months ended September 30, 2019. The decrease primarily relates to a reduction in sourced water volumes due to Diamondback’s lower level of drilling and completion activity throughout the second and third quarters of 2020.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion increased by $3.8 million to $35.6 million for the nine months ended September 30, 2020 from $31.8 million for the nine months ended September 30, 2019. This increase was primarily due to asset contributions from Diamondback and further development of existing gathering and compression, transportation and disposal systems.

General and Administrative Expenses

General and administrative expenses increased by $4.2 million to $11.8 million for the nine months ended September 30, 2020 from $7.7 million for the nine months ended September 30, 2019. This increase was primarily due to increased shared service allocations and additional professional service fees attributable to business growth, the contribution of additional midstream assets and additional public company costs incurred.

Interest Expense, Net

Net interest expense was $10.4 million for the nine months ended September 30, 2020, compared to $0.6 million for the nine months ended September 30, 2019. This increase was due to the timing of our entry into the credit agreement on May 28, 2019 and having a full period of borrowings during 2020 as compared to 2019, as well as interest accrued on the notes issued in July 2020.

Loss from Equity Method Investments

Loss from equity method investments was $9.9 million for the nine months ended September 30, 2020, and was primarily related to expense associated with an impairment in the second quarter of 2020 of OMOG at the partnership level, which was partially offset by income from our other equity method investments.

Provision for Income Taxes

We recorded income tax expense of $7.8 million and $22.9 million for the nine months ended September 30, 2020 and 2019, respectively. The change in our income tax provision was primarily due to the impact of net income attributable to non-controlling interest and the decrease in pre-tax income for the nine months ended September 30, 2020. Total income tax expense for the nine months ended September 30, 2020 differed from amounts computed by applying the federal statutory tax rate to pre-tax income for the period primarily due to state taxes, net of federal benefit, and due to net income attributable to the non-controlling interest.

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

We define Adjusted EBITDA as net income before income taxes, interest expense, net of amount capitalized, depreciation, amortization and accretion on assets and liabilities of the Operating Company, our proportional depreciation and interest expense related to equity method investments, our proportional impairments and abandonments related to equity method investments, non-cash unit-based compensation expense and other non-cash transactions. The GAAP measure most directly comparable to Adjusted EBITDA is net income. However, Adjusted EBITDA is not a measure of net income as determined by GAAP. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets.

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

The following table presents a reconciliation of net income to Adjusted EBITDA to for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$38,796	$48,080	$105,846	$134,115
Interest expense, net of amount capitalized	5,817	553	10,364	638
Depreciation, amortization and accretion	10,990	11,736	35,596	31,798
Depreciation and interest expense related to equity method investments	9,330	1,205	20,340	1,354
Impairments and abandonments related to equity method investments	676	—	16,515	—
Non-cash unit-based compensation expense	2,216	2,158	6,555	2,989
Other non-cash transactions	671	—	3,236	—
Provision for income taxes	2,851	3,294	7,754	22,850
Adjusted EBITDA	71,347	67,026	206,206	193,744
Less: Adjusted EBITDA prior to the IPO	—	—	—	100,743
Adjusted EBITDA subsequent to the IPO	71,347	67,026	206,206	93,001
Less: Adjusted EBITDA attributable to non-controlling interest	50,670	47,694	146,582	66,177
Adjusted EBITDA attributable to Rattler Midstream LP	$20,677	$19,332	$59,624	$26,824

Liquidity and Capital Resources

Overview

Prior to our IPO, our sources of liquidity were based on cash flows from operations and funding from Diamondback.

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

Cash Distributions

On February 13, 2020, the board of directors of our general partner revised our cash distribution policy to provide for the Operating Company to distribute $0.29 per Operating Company unit each quarter to its unitholders (including Diamondback and the Partnership), and for the Partnership to pay, to the extent legally available, cash distributions of $0.29 per common unit to common unitholders of record on the applicable record date within 65 days after the end of each quarter beginning with the quarter ended December 31, 2019. On October 29, 2020, the board of directors of our general partner further revised our cash distribution policy, reducing the quarterly distribution per Operating Company unit and common unit to $0.20 beginning with the quarter ended September 30, 2020.

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
On October 29, 2020, the board of directors of our general partner approved a cash distribution for the third quarter of 2020 of $0.20 per common unit, payable on November 23, 2020, to unitholders of record at the close of business on November 16, 2020.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$177,374	$163,864
Net cash provided by (used in) investing activities	(187,208)	(263,667)
Net cash provided by (used in) financing activities	15,777	93,933
Net increase (decrease) in cash	$5,943	$(5,870)

Operating Activities

Net cash provided by operating activities increased by $13.5 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was due primarily to changes in working capital, which include the timing of collections on accounts receivable and a decline in accrued capital expenditures resulting from the reduction in our capital expenditures budget in 2020. These increases were partially offset by an increase in direct operating expenses resulting from additional operations activity in 2020 as we placed additional assets into service and continued the build out of certain midstream assets that Diamondback contributed to us, and a reduction in revenues.

Investing Activities

Net cash used in investing activities was $187.2 million and $263.7 million during the nine months ended September 30, 2020 and 2019, respectively, and was primarily related to additions to property, plant and equipment and contributions to our equity method investments, which were partially offset by distributions from our Gray Oak and OMOG equity method investments. See Note 7—Equity Method Investments included in the Condensed Notes to the Consolidated Financial Statements included elsewhere in this report for further discussion.

Financing Activities

Net cash provided by financing activities was $15.8 million during the nine months ended September 30, 2020, and primarily related to proceeds from the notes offering of $500.0 million as well as proceeds from borrowing on the Operating Company’s revolving credit facility of $179.0 million, which were largely offset by payments on the credit facility of $518.0 million, distributions of $132.0 million to our unitholders during the period and debt issuance costs incurred on the notes offering.

Net cash used in financing activities was $93.9 million during the nine months ended September 30, 2019, and primarily related to net proceeds from our IPO of common units of $719.4 million and net borrowings on the Operating Company’s revolving credit facility of $103.0 million, partially offset by distributions to Diamondback of $726.5 million during the period.

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
For the nine months ended September 30, 2020, our total capital expenditures were $125.0 million, of which $102.9 million was related to produced water disposal assets, $5.9 million was related to crude oil gathering assets, $8.3 million was related to natural gas gathering assets, $7.7 million was related to sourced water assets and $0.2 million was related to real estate assets. We estimate that our total capital expenditures related to midstream assets for 2020 will be between $125 million and $150 million, excluding our anticipated capital commitments associated with our equity interest in certain pipeline projects. However, this range could decrease due to the continued impact, either directly or indirectly, of the COVID-19 pandemic or depressed crude oil prices on our business.
In 2019, we acquired equity interests in the EPIC, Gray Oak, Wink to Webster, Amarillo Rattler and OMOG joint ventures. Each of these joint ventures is accounted for using the equity method. The following table sets forth our cumulative capital contributions and anticipated future capital commitment for each of our equity method investment interests:

	Ownership Interest	Acquisition Date	Cumulative Capital Contributions to Date	Anticipated Future Capital Commitment
			(In thousands)
EPIC Crude Holdings, LP	10%	February 1, 2019	$135,034	$2,750
Gray Oak Pipeline, LLC	10%	February 15, 2019	$142,096	$—
Wink to Webster Pipeline LLC	4%	July 30, 2019	$74,653	$33,347
OMOG JV LLC	60%	October 1, 2019	$218,555	$—
Amarillo Rattler, LLC	50%	December 20, 2019	$3,700	$46,300

As of September 30, 2020, our anticipated future capital commitments for our equity method investments include $14.1 million for the remainder of 2020 and total $82.4 million in aggregate.

Based upon current expectations for 2020, we believe that our cash flows from operations, cash on hand and borrowing under our revolving credit facility will be sufficient to fund our operations and anticipated future capital commitments through the 12-month period following the filing of this report.

Indebtedness

The Operating Company’s Revolving Credit Facility

The Operating Company’s credit agreement provides for a revolving credit facility in the maximum credit amount of $600.0 million, which is expandable to $1.0 billion upon our election, subject to obtaining additional lender commitments and satisfaction of customary conditions. In July 2020, we loaned the gross proceeds from the notes offering discussed below to the Operating Company, which used such proceeds to pay down borrowings under its revolving credit facility. As of September 30, 2020, there was $85.0 million of outstanding borrowings, and $515.0 million available for future borrowings, under the credit agreement.

As of September 30, 2020, the Operating Company was in compliance with all financial covenants under the credit agreement.

On November 2, 2020, the Partnership and the Operating Company entered into a second amendment to the Operating Company’s credit agreement with Wells Fargo, as the administrative agent, and the lenders party thereto. The second amendment permits us to conduct common unit repurchases in connection with the common unit repurchase program discussed above under “—Recent Developments—Implementation of Common Unit Repurchase Program.”

For additional information regarding the revolving credit facility, see Note 8—Debt included in the Condensed Notes to the Consolidated Financial Statements included elsewhere in this report.

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

The notes were issued under an indenture, dated as of July 14, 2020, among the Partnership, as issuer, the Operating Company, Tall Towers, Rattler OMOG LLC and Rattler Ajax Processing LLC, as guarantors, and Wells Fargo, as trustee, which we refer to as the indenture. Pursuant to the indenture, interest on the notes accrues at a rate of 5.625% per annum on the outstanding principal amount thereof from July 14, 2020, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2021. The notes will mature on July 15, 2025.

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

Contractual Obligations

Except as may be discussed in Note 8—Debt and Note 15—Commitments and Contingencies included in the Condensed Notes to the Consolidated Financial Statements included elsewhere in this report, there were no material changes to our contractual obligations and other commitments, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Commodity Price Risk

We currently generate the majority of our revenues pursuant to fee-based agreements with Diamondback under which we are paid based on volumetric fees, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows have little direct exposure to commodity price risk. However, Diamondback and our other customers are exposed to commodity price risk, and extended reduction in commodity prices could reduce the production volumes available for our midstream services in the future below expected levels. Although we intend to maintain fee-based pricing terms on both new contracts and existing contracts for which prices have not yet been set, our efforts to negotiate such terms may not be successful, which could have a materially adverse effect on our business.

We may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Future exposure to the volatility of crude oil, natural gas and natural gas liquids prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.

Credit Risk

We are subject to counterparty credit risk related to our midstream commercial contracts, lease agreements and joint venture receivables. We derive substantially all of our revenue from our commercial agreements with Diamondback. As a result, we are directly affected by changes to Diamondback’s business related to operational and business risks or otherwise. We cannot predict the extent to which Diamondback’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Diamondback’s ability to execute its drilling and development program or to perform under our agreements. While we monitor the creditworthiness of purchasers, lessees and joint venture partners with which we conduct business, we are unable to predict sudden changes in solvency of these counterparties and may be exposed to associated risks. Nonperformance by a counterparty could result in significant financial losses.
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

As of September 30, 2020, we had $85.0 million of outstanding borrowings and $515.0 million available for future borrowings under the credit agreement. During the three and nine months ended September 30, 2020, the weighted average interest rate on borrowings under the credit agreement was 1.46% and 2.18%, respectively.

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

As of September 30, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of September 30, 2020, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Due to the nature of our business, we may be involved in various routine legal proceedings, disputes and claims from time to time arising in the ordinary course of our business activities. In the opinion of our management, there are currently no such matters that, if decided adversely, will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 15—Commitments and Contingencies included in the Condensed Notes to the Consolidated Financial Statements included elsewhere in this report.

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

None.

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

10.1
Purchase Agreement, dated July 9, 2020, by and among Rattler Midstream LP, Rattler Midstream GP LLC, Rattler Midstream Operating LLC, Tall City Towers LLC, Rattler OMOG LLC, Rattler Ajax Processing LLC and Goldman Sachs & Co. LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File 001-38919) filed on July 14, 2020).

10.2
Subordinated Promissory Note, dated as of July 14, 2020, made by Rattler Midstream Operating LLC payable to Rattler Midstream LP (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on July 14, 2020).

10.3*
Second Amendment, dated as of November 2, 2020, to the Credit Agreement, dated May 18, 2019, as amended on October 23, 2019, by and among Rattler Midstream Operating LLC, as borrower, Rattler Midstream LP, as parent, Wells Fargo Bank, National Association, as the administrative agent, and certain lenders from time to time party thereto.

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

Exhibit Number	Description
101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Unitholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

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

RATTLER MIDSTREAM LP

		By:	RATTLER MIDSTREAM GP LLC,
its general partner

Date:	November 5, 2020	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2020	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial Officer)