Form 10-K
period 2020-12-31
RATTLER MIDSTREAM LP
filed 2021-02-25
CIK 1748773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
(NASDAQ Global Select Market)

Securities registered pursuant to section 12(g) of the Act:
None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common units held by non-affiliates was approximately $423.6 million on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on closing prices in the daily composite list for transactions on the Nasdaq Global Select Market on such date. As of February 19, 2021, 41,612,027 common units representing limited partner interests and 107,815,152 Class B units representing limited partner interests were outstanding.
Documents Incorporated By Reference: None

RATTLER MIDSTREAM LP
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

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

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms used in this report:

Delaware Act	Delaware Revised Uniform Limited Partnership Act.
Diamondback	Diamondback Energy, Inc., a Delaware corporation, and its subsidiaries other than the Partnership and its subsidiaries (including the Operating Company).
DOT	The U.S. Department of Transportation.
EPA	U.S. Environmental Protection Agency.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FERC	Federal Energy Regulatory Commission.
GAAP	Accounting principles generally accepted in the United States.
General partner	Rattler Midstream GP LLC, a Delaware limited liability company; the general partner of the Partnership and a wholly owned subsidiary of Diamondback.
GHG	Greenhouse gases.
IPO	The Partnership’s initial public offering.
IRS	Internal Revenue Service.
JOBS Act	The Jumpstart Our Business Startups Act of 2012.
Nasdaq	The Nasdaq Global Select Market.
Notes	The $500.0 million in aggregate principal amount of 5.625% Senior Notes due 2025 issued on July 14, 2020.
Operating Company or OpCo	Rattler Midstream Operating LLC, a Delaware limited liability company and a consolidated subsidiary of the Partnership.
OSHA	Federal Occupational Safety and Health Act.
Partnership	Rattler Midstream LP, a Delaware limited partnership.
Partnership agreement	The first amended and restated agreement of limited partnership of Rattler Midstream LP, dated May 28, 2019.
Predecessor	The Operating Company, prior to May 28, 2019 for accounting purposes.
SEC	Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.

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
•U.S. and global economic conditions and political and economic developments, including the effects of the recent U.S. presidential and congressional elections on energy and environmental policies;
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
•impact of severe weather conditions, including the recent winter storms in the Permian Basin, on production volumes on our mineral and royalty acreage;
•defaults by Diamondback under our commercial agreements;
•our lack of asset and geographic diversification;
•increases in our tax liability;
v

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

PART I
References in this Annual Report to “the Predecessor,” “our Predecessor,” “we,” “our,” “us” or like terms when used for periods prior to May 28, 2019 refer to Rattler Midstream Operating LLC, which Diamondback Energy, Inc. contributed to Rattler Midstream LP in connection with Rattler Midstream LP’s initial public offering of common units, which we refer to as our IPO, on May 28, 2019. When used for periods on and after May 28, 2019, references in this Annual Report to (i) “Rattler,” “the Partnership,” “our Partnership,” “we,” “our,” “us” or like terms refer to Rattler Midstream LP individually and collectively with its subsidiary, Rattler Midstream Operating LLC, as the context requires, (ii) “our general partner” refers to Rattler Midstream GP LLC, our general partner and a wholly owned subsidiary of Diamondback, (iii) the “Operating Company” or “OpCo” refer to Rattler Midstream Operating LLC, and (iv) “Diamondback” refers collectively to Diamondback Energy, Inc. and its subsidiaries other than the Partnership and its subsidiaries.

ITEMS 1 AND 2.     BUSINESS AND PROPERTIES

Overview

We are a Delaware limited partnership formed by Diamondback to own, operate, develop and acquire midstream and energy-related infrastructure assets in the Midland and Delaware Basins of the Permian Basin, one of the most prolific oil producing areas in the world. We have elected to be treated as a corporation for U.S. federal income tax purposes. Our operations are conducted through, and our operating assets are owned by, the Operating Company, in which we directly own a 28% controlling membership interest as of December 31, 2020. Our assets and operations are reported in two operating business segments: (i) midstream services and (ii) real estate operations.

We are Diamondback’s primary provider of crude oil, natural gas and water-related midstream services (including water sourcing and transportation and produced water gathering and disposal). We have long-term acreage dedications, which we refer to as the Acreage Dedications, from Diamondback spanning approximately 395,000 gross acres on Diamondback’s core leasehold in the Permian (approximately 210,000 gross acres in the Midland Basin and approximately 185,000 gross acres in the Delaware Basin). In this Annual Report, we refer to the acreage subject to the Acreage Dedications as the Dedicated Acreage. We entered into commercial agreements with Diamondback in June 2018, effective as of January 1, 2018, that have initial terms ending in 2034.

Additionally, we own equity interests in three long-haul crude oil pipelines that run from the Permian to the Texas Gulf Coast. We also own equity interests in third-party operated gathering systems and processing facilities supported by commercial agreements, including acreage dedications with Diamondback and other operators. We are critical to Diamondback’s development plans because we provide long-term midstream solutions to its crude oil, natural gas and water-related needs.

Our general partner’s management team consists of members of the management team of Diamondback. We believe that our relationship with Diamondback and our common strategic and operational interests provide the optimal platform to execute our business plan and drive unitholder value.

Our Assets

As of December 31, 2020, we own and operate 927 miles of crude oil, natural gas, sourced water and produced water gathering pipelines on acreage that overlays Diamondback’s core Midland and Delaware Basin development areas. Our water system obtains and distributes sourced water for use in drilling and completion operations and collects flowback and produced water, which we refer to collectively as produced water, for recycling and disposal. Our oil and gas gathering systems transport oil and gas from the infield production batteries to intermediary pipelines. In addition to our gathering, distribution and disposal assets, we also own equity interests in three long-haul crude oil pipelines, an additional oil gathering system and an additional gas gathering and processing system.

The transportation of water and hydrocarbon volumes away from the producing wellhead is paramount to ensuring the efficient operations of a crude oil or natural gas well. To facilitate this transportation, our midstream infrastructure was built to include a network of gathering pipelines that collect and transport crude oil, natural gas, sourced water and produced water from Diamondback’s operations in the Midland and Delaware Basins. These assets are predominately located in Pecos, Reeves, Ward, Loving, Midland, Howard, Andrews, Martin and Glasscock Counties.

The following table provides information regarding our gathering, compression and transportation system as of December 31, 2020:

Pipeline Infrastructure Assets
(miles)(1)	Delaware Basin	Midland Basin	Permian Total
Crude oil	108	46	154
Natural gas	155	—	155
Produced water	269	248	517
Sourced water	27	74	101
Total	559	368	927

(capacity/capability)(1)	Delaware Basin	Midland Basin	Permian Total	Utilization
Crude oil gathering (Bbl/d)	210,000	65,000	275,000	36%
Natural gas compression (Mcf/d)	151,000	—	151,000	60%
Natural gas gathering (Mcf/d)	170,000	—	170,000	54%
Produced water gathering and disposal (Bbl/d)	1,310,000	1,810,000	3,120,000	26%
Sourced water gathering (Bbl/d)	120,000	455,000	575,000	44%
(1)Does not include any assets of the EPIC, Gray Oak, Wink to Webster, Amarillo Rattler or OMOG joint ventures.

Throughput

The following table provides information regarding our throughput volumes for each of the periods indicated:

	Year Ended December 31,
(throughput)(1)	2020	2019	2018
Crude oil gathering (Bbl/d)	92,056	85,164	47,338
Natural gas gathering (MMBtu/d)	121,637	85,283	39,252
Produced water gathering and disposal (Bbl/d)	821,543	806,078	281,916
Sourced water gathering (Bbl/d)	253,907	415,939	252,118
(1)Does not include any volumes from the EPIC, Gray Oak, Wink to Webster, Amarillo Rattler or OMOG joint ventures.

Crude oil and natural gas gathering and transportation assets

As of December 31, 2020, excluding the assets of our joint ventures discussed below, our crude oil and natural gas gathering system covers approximately 309 miles, consisting of (i) 154 miles of crude oil pipelines, which have 275,000 Bbl/d of crude oil throughput capacity and 118,000 Bbl of crude oil storage, and (ii) 155 miles of natural gas pipelines, which have 170,000 Mcf/d of natural gas gathering capacity and 151,000 Mcf/d of natural gas compression capability. Our crude oil and natural gas gathering and transportation system is purpose built with firm capacity on intermediary pipelines providing connections to long-haul pipelines that terminate on the Texas Gulf Coast. Our crude oil and natural gas gathered volumes, excluding volumes gathered by our joint ventures, averaged 112.0 MBoe/d for the year ended December 31, 2020.

Produced water gathering and disposal assets

Crude oil and natural gas cannot be produced without significant produced water transport and disposal capacity given the high water volumes produced alongside the hydrocarbons. At the well site, crude oil and produced water are separated to extract the crude oil for sale and the produced water for proper disposal and recycling. We own strategically located produced water gathering pipeline systems spanning a total of 517 miles that connect the overwhelming majority of Diamondback operated crude oil and natural gas wells to our produced water disposal well sites. As of December 31, 2020, we have a total of 135 produced water disposal wells with an aggregate capacity of 3.1 MMBbl/d located across the Midland and Delaware Basins. Diamondback has instituted a program in its operations to use treated water for completion operations, and 19% of the sourced water volumes sold to Diamondback were recycled produced water during the year ended December 31, 2020. We have and expect to continue to realize increased margins for produced water disposal as a result of this recycling program.

Water sourcing and distribution assets

Our water sourcing and distribution system, with storage capacity of 58 MMBbl, is critical to Diamondback’s completion operations, and distributes water from sourced water wells from the Capitan Reef formation, Edwards-Trinity, Pecos Alluvium and Rustler aquifers in the Permian. Our sourced water system consists of a combination of permanent buried pipelines, portable surface pipelines and sourced water storage facilities, as well as pumping stations to transport the sourced water throughout the pipeline network. Having access to water sources is an important element of the hydraulic fracturing process in the Delaware Basin because modern completion methods require significantly more sourced water relative to the Midland Basin.

Investment in long-haul crude oil pipelines

We own a 10% equity interest in each of EPIC Crude Holdings LP and Gray Oak Pipeline, LLC, and a 4% equity interest in Wink to Webster Pipeline LLC. We refer to these joint ventures as the EPIC, Gray Oak and Wink to Webster joint ventures, respectively. Our equity interests in these pipeline joint ventures are expected to provide us with a steady cash flow stream from oil-weighted long-haul crude oil transportation.

EPIC, which began full operations in April 2020, owns and operates a long-haul crude oil pipeline from the Permian and the Eagle Ford Shale to Corpus Christi, Texas. This pipeline, which we refer to as the EPIC pipeline, is capable of transporting approximately 600,000 Bbl/d which, with the installation of additional pumps and storage, can be increased to approximately 1,000,000 Bbl/d.

Gray Oak, which also began full operations in April 2020, owns and operates a long-haul crude oil pipeline from the Permian and the Eagle Ford Shale to points along the Texas Gulf Coast, including a marine terminal connection in Corpus Christi, Texas. This pipeline is capable of transporting approximately 900,000 Bbl/d.

Wink to Webster is a joint venture that is developing a long-haul crude oil pipeline system with origin points at Wink and Midland in the Permian Basin and delivery points at multiple Houston area locations. The joint venture owns a 71% undivided joint interest in the main pipeline segment between Midland and Houston. The Wink to Webster pipeline’s main segment began interim service operation in the fourth quarter of 2020, and the joint venture is expected to begin full commercial operations in the fourth quarter of 2021. Upon completion, this pipeline, which we refer to as the Wink to Webster pipeline, will be capable of transporting approximately 1,500,000 Bbl/d.

Investment in crude oil gathering system

We also own a 60% equity interest in OMOG JV LLC, a joint venture that owns Reliance Gathering, LLC, which owns and operates an in-basin crude oil gathering and transportation system in the Northern Midland Basin underpinned by long-term transportation agreements. The crude oil gathering and transportation system includes approximately 235 miles of crude oil gathering and regional transportation pipelines and approximately 200,000 barrels of crude oil storage in Midland, Martin, Andrews and Ector Counties, Texas. We refer to this joint venture as the OMOG joint venture. Over 150,000 gross acres in the Northern Midland Basin are dedicated to the system under long-term, fixed-fee agreements, some of which benefit from minimum volume commitments.

Investment in gas gathering and processing system

We also own a 50% equity interest in Amarillo Rattler, LLC, a joint venture that owns and operates the Yellow Rose gas gathering and processing system with estimated total processing capacity, as of December 31, 2020, of 40,000 Mcf/d and over 84 miles of gathering and regional transportation pipelines in Dawson, Martin and Andrews Counties, Texas. We refer to this joint venture as the Amarillo Rattler joint venture. Amarillo Rattler also intends to construct and operate a new 60,000 Mcf⁄d cryogenic natural gas processing plant in Martin County, Texas, as well as incremental gas gathering and compression and regional transportation pipelines. However, development of the new processing plant has been postponed pending a recovery in commodity prices and activity levels. Diamondback has contracted for 30,000 Mcf/d of the capacity of the new processing plant pursuant to a gas gathering and processing agreement entered into with the joint venture in exchange for Diamondback’s dedication of certain leasehold interests to that agreement.

Our Relationship with Diamondback

    As of December 31, 2020, our general partner had a 100% general partner interest in us, and Diamondback owned no common units and beneficially owned all of our 107,815,152 outstanding Class B units, representing approximately 72% of our total units outstanding. Diamondback also owns and controls our general partner.

We believe Diamondback views our partnership as an integral part of its strategy of remaining a premier, low-cost Permian operator. The fundamental role we play in Diamondback’s operational success allows us to capitalize on Diamondback’s expected Permian production trajectory and strong track record of accretive acquisitions. We plan to build our midstream infrastructure in concert with and in advance of Diamondback’s expected production trajectory in order to allow Diamondback the operational flexibility to execute on its development plan. We believe that Diamondback will continue to be a low cost producer as a result of its management expertise, premier asset base with a deep inventory of economic potential horizontal drilling locations, well capitalized balance sheet and operational execution track record. As such, we expect Diamondback’s production trajectory, along with Rattler’s declining capital needs, will drive free cash flow growth in the future. Our anticipated capital expenditures are mainly associated with building out infield gathering and capacity and contributions to equity joint ventures. Our contributions to our long-haul crude oil pipeline joint ventures are expected to be significantly lower than in the past as the related assets and projects are at or near their full length and capacity. Our visibility into Diamondback’s drilling and production plans will allow us to utilize a synchronized midstream development plan that optimizes capital spending and free cash flow generation.

Business Strategies

Our primary objective is to increase unitholder value by executing the following business strategies:

•Serve as a significant provider of midstream services for Diamondback. We own and operate midstream infrastructure assets that handle a significant portion of Diamondback’s crude oil, natural gas and water-related gathering and handling needs in the Midland and Delaware Basins. Significant past investment in building or acquiring our midstream assets to support Diamondback’s historical production has positioned us for declining future operating capital expenditures to accommodate Diamondback’s volumes. Diamondback has dedicated approximately 395,000 gross acres to us through the Acreage Dedications. Pursuant to these dedications, we will continue to provide sourced water handling and gathering, produced water handling and disposal, crude oil transportation and gathering and natural gas gathering and compression services for Diamondback until 2034, and extended thereafter on a yearly basis unless terminated by a party. We expect that Diamondback’s development of its core areas, and therefore its need for midstream services, will continue on the Dedicated Acreage and we intend to utilize this relationship with Diamondback to drive free cash flow.

•Focus on cash flow generation to fund our capital plan, support our distribution policy and maximize unitholder returns. Our operations are underpinned by high-margin, stable cash flow as a result of our long-term, fixed-fee contracts with Diamondback. In addition, other than our equity commitments in connection with our joint ventures, four of which are substantially complete, we expect to have low future operating capital expenditure requirements, which will allow us to generate free cash flow and make distribution payments to our common unitholders while limiting our reliance on the capital markets. A core component of our strategy is to maximize free cash flow while maintaining a conservative debt to equity ratio.

•Emphasize providing midstream services under long-term, fixed-fee contracts to avoid direct commodity price exposure, mitigate volatility and enhance stability of our cash flow. Our commercial agreements with Diamondback are structured as long-term, fixed-fee contracts, which mitigates our direct exposure to commodity prices and enhances stability and predictability of our cash flow. We intend to pursue future opportunities that primarily utilize fixed-fee structures to insulate our cash flow from direct commodity price exposure.

Competitive Strengths

We have a number of competitive strengths that we believe will help us successfully execute our business strategies, including:

•Fundamental, strategic relationship with Diamondback. We believe we are integral to Diamondback’s strategy and we believe the fundamental role we play in Diamondback’s operational success allows us to capitalize on Diamondback’s expected Permian production. We plan to build our midstream infrastructure in concert with and in advance of Diamondback’s expected production in order to allow Diamondback the operational flexibility to execute on its development plan. We are a significant provider of midstream services to Diamondback with Acreage Dedications that spans a total of approximately 395,000 gross acres across all of our service lines and over the core of the Midland and Delaware Basins. Our visibility into Diamondback’s drilling and production plans allows us to utilize a synchronized midstream development plan that optimizes capital spending and free cash flow generation.

•Experienced management team with an extensive track record of value creation. The management team of our general partner consists of executives from Diamondback and we believe their significant experience, successful track record and discipline in deploying capital at Diamondback distinguishes us from our peers. We believe that the expertise and success in the Permian of our general partner’s management team helps us deliver attractive unitholder returns.

•Asset base located in the core of the Permian with highly visible underlying production. Our asset base is located in what we believe is the core of the Midland and Delaware Basins of the Permian and overlays Diamondback’s core development areas. These areas are characterized by high return single well economics that we believe are among the best in the Lower 48 and have a deep inventory of economic horizontal drilling locations. We believe our strategically located assets provide critical midstream infrastructure for Diamondback’s multi-year development plan, and we expect to benefit directly from Diamondback’s execution on its operational plan. The core location of our assets and the close proximity to other leading exploration and production operators provide additional opportunities to execute third party contracts for midstream services.

•Structural and strategic alignment with unitholders. We are focused on creating differentiated unitholder value and providing strong return on and return of capital to unitholders. Through its ownership of Class B and common units in us and its ownership of membership interests in the Operating Company, Diamondback is our largest unitholder and has a 72% ownership interest in us and owns 100% of our general partner. As a result, Diamondback directly benefits if we grow free cash flow and distributions. We do not have incentive distribution rights or subordinated units, which we believe better aligns the interests of our unitholders with those of Diamondback. Additionally, we are structured as a partnership that elected to be treated as a corporation for tax purposes, which we believe increases stability and creates a more liquid trading market for our common units, given our access to a potentially broader unitholder base. We believe that our relationship with Diamondback and resulting alignment of strategic and operational interests is a differentiator in the public midstream sector and provides the optimal platform to pursue a balanced plan for value creation that benefits all unitholders equally.

•High-margin business that generates significant, predictable free cash flow. Our revenue is generated as a result of our commercial agreements, which are fee-based and, as of December 31, 2020, include dedications of acreage in the Delaware Basin (approximately 185,000 gross acres) and the Midland Basin (approximately 210,000 gross acres). The fees charged under our commercial agreements are based upon the prevailing market rates at the time of execution with annual escalators (subject to potential adjustment by regulators). We believe our commercial agreements with Diamondback provide exposure to Diamondback’s production with no direct commodity price exposure, thus enhancing the predictability of free cash flow and our performance. We believe the current capacity of our assets relative to Diamondback’s production should result in minimal incremental operating capital expenditures to meet Diamondback’s anticipated volumes, and will result in significant long-term free cash flow generation that supports a self-funding model for our core business and the return of capital to unitholders through a distribution.

•Financial flexibility and conservative capital structure. We have a conservative capital structure that we believe provides us with the financial flexibility to execute our business strategies. As of December 31, 2020, we had $545 million of liquidity, including $521 million of available borrowings under our credit agreement, and a debt to equity ratio of approximately 2.0 to 1.0. We believe that our significant liquidity and strong capital structure allows us to execute our strategy while limiting our reliance on the capital markets.

Competition

If and when we expand our crude oil, natural gas and water-related midstream services to third party producers, we will face a high level of competition, including major integrated crude oil and natural gas companies, interstate and intrastate pipelines and companies that gather, compress, treat, process, transport, store or market natural gas. Competition is often the greatest in geographic areas experiencing robust drilling by producers and during periods of high commodity prices for crude oil, natural gas or NGLs.

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

Seasonal Nature of Business

Demand for natural gas generally decreases during the summer months and increases during the winter months. The volumes of condensate produced at our processing facilities fluctuate seasonally, with volumes generally increasing in the winter months and decreasing in the summer months as a result of the physical properties of natural gas and comingled liquids. Severe or prolonged summers or seasonal weather conditions, such as, for example, the recent severe winter storms in the Permian Basin may adversely affect our results of operations.

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

As an owner or operator of these facilities, we comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•requiring the acquisition of permits to conduct regulated activities;
•restricting the way we can handle or dispose of our materials or wastes;
•limiting or prohibiting construction, expansion, modification and operational activities based on National Ambient Air Quality Standards, or NAAQS, and in sensitive areas, such as wetlands, coastal regions or areas inhabited by endangered species;
•requiring remedial action to mitigate pollution conditions caused by our operations or attributable to former operations;
•enjoining, or compelling changes to, the operations of facilities deemed not to be in compliance with permits issued pursuant to such environmental laws and regulations; and
•requiring noise, lighting, visual impact, odor or dust mitigation, setbacks, landscaping, fencing and other measures; and limiting or restricting water use.

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

Air Emissions

The federal Clean Air Act, or the CAA, as amended, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. Our operations are subject to the CAA, and comparable state and local requirements. We may be required to incur certain capital expenditures for air pollution control equipment in connection with maintaining or obtaining preconstruction and operating permits and approvals. For example, on August 16, 2012, the EPA published final regulations under the CAA that establish new emission controls for oil and natural gas production and processing operations. See “– Climate Change.” Also, on June 3, 2016, the EPA published a final rule regarding the criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. These laws and regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

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

Climate Change

In recent years, federal, state and local governments have taken steps to reduce emissions of GHGs. The EPA has finalized a series of GHG monitoring, reporting and emission control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Almost one-half of the states have already taken measures to reduce emissions of GHGs primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs. In addition, states have imposed increasingly stringent requirements related to the venting or flaring of gas during oil and natural gas operations.

Furthermore, on June 3, 2016, the EPA amended its New Source Performance standards to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, the Trump Administration directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. Accordingly, on August 13, 2020, the EPA issued amendments to its New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. Various state, municipal and environmental groups have challenged the amendments and, on January 20, 2021, President Biden issued an executive order directing the EPA to review the amendments consistent with several policy objective, including reducing GHG emissions. Thus, substantial uncertainty exists regarding the scope of the New Source Performance standards for oil and natural gas operations. The 2016 New Source Performance standards, to the extent implemented, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions.

At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Paris Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Although the United States withdrew from the Paris Agreement, effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, which took effect on February 19, 2021. The United States has indicated its plan to announce in advance of an April 22, 2021 climate summit its nationally determined contribution, or its commitment to reduce its national GHG emissions to meet this objective. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the commitments set forth in the international accord.

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

Moreover, climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially hotter or colder than their historical averages. Extreme weather conditions, such as, for example, the recent severe winter storms in the Permian Basin, can interfere with our operations or Diamondback’s exploration and production operations, which in turn could affect demand for our services. Damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

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

Waste Handling

We also generate solid wastes, including hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. The RCRA, as amended, and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of the RCRA, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the development and production of crude oil and natural gas are exempt from regulation as hazardous wastes under the RCRA, such wastes may constitute “solid wastes” that are subject to the less stringent non-hazardous waste requirements. Moreover, the EPA or state or local governments may adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” Also, in December 2016, the EPA agreed in a consent decree to review its regulation of oil and natural gas waste. However, in April 2019, the EPA concluded that revisions to the federal regulations for the management of oil and natural gas waste are not necessary at this time. Any changes in such laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.

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

Water Discharges

The Federal Water Pollution Control Act of 1972, also referred to as the Clean Water Act, or the CWA, and analogous state laws impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other oil and natural gas wastes, into navigable waters of the United States, as well as state waters. Pursuant to the CWA and analogous state laws, the discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. On June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or the Corps, jointly promulgated final rules redefining the scope of waters protected under the Clean Water Act. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules. The 2015 rule and the 2019 repeal are subject to several, ongoing legal challenges. Also, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rule, and significantly reducing the waters subject to federal regulation under the Clean Water Act. Several state and environmental groups have challenged the replacement rule and, on January 20, 2021, the Biden Administration directed the EPA and the Corps to review the rule. As a result of such recent developments, substantial uncertainty exists regarding the scope of waters protected under the Clean Water Act.

Spill prevention, control and countermeasure plan, or SPCC, requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In some instances, we may also be required to develop a Facility Response Plan that demonstrates our facility’s preparedness to respond to a worst case crude oil discharge. The CWA imposes substantial potential civil and criminal penalties for non-compliance.

The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. Costs may be associated with implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.

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

Non-compliance with the CWA or the Oil Pollution Act may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations. We believe we are in material compliance with the requirements of each of these laws. Additionally, we believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations.

Hydraulic Fracturing

We do not conduct hydraulic fracturing operations, but substantially all of Diamondback’s crude oil and natural gas production on the Dedicated Acreage is developed from unconventional sources that require hydraulic fracturing as part of the completion process. The majority of our sourced water services business is related to the storage and transportation of water for use in hydraulic fracturing. Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal, state and local jurisdictions have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. Additionally, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices, which could spur initiatives to further regulate hydraulic fracturing. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of crude oil and natural gas that move through our gathering systems and decrease demand for our water services, which in turn could materially adversely impact our revenues.

Endangered Species

The federal Endangered Species Act, or ESA, and analogous state laws restrict activities that may affect listed endangered or threatened species or their habitats. If endangered species are located in areas where we operate, our operations or any work performed related to them could be prohibited or delayed or expensive mitigation may be required. While some of our operations may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in compliance with the ESA. On August 12, 2019, the U.S. Fish and Wildlife Service and the National Oceanic and Atmospheric Administration’s National Marine Fisheries Service jointly published final rules that, among other things, tighten the critical habitat designation process and eliminate certain automatic protections for threatened species going forward. Nevertheless, the designation of previously unprotected species, such as the dunes sagebrush lizard, in areas where we operate as threatened or endangered could result in the imposition of restrictions on our operations and consequently have a material adverse effect on our business.

Safety and Maintenance Regulation

We are subject to regulation by DOT under the Hazardous Liquids Pipeline Safety Act of 1979, or HLPSA, and comparable state statutes with respect to design, installation, testing, construction, operation, replacement and management of pipeline facilities. HLPSA covers petroleum and petroleum products, including NGLs and condensate, and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to file certain reports and provide information as required by the United States Secretary of Transportation. These regulations include potential fines and penalties for violations. We believe that we are in compliance in all material respects with these HLPSA regulations.

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

The Pipeline Safety and Job Creation Act, enacted in 2011, and the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016, also known as the PIPES Act, enacted in 2016, amended the HLPSA and NGPSA and increased safety regulation. The Pipeline Safety and Job Creation Act doubles the maximum administrative fines for safety violations from $100,000 to $200,000 for a single violation and from $1.0 million to $2.0 million for a related series of violations (now increased for inflation to $218,647 and $2,186,465, respectively), and provides that these maximum penalty caps do not apply to civil enforcement actions, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. The PIPES Act ensures that the PHMSA completes the Pipeline Safety and Job Creation Act requirements; reforms PHMSA to be a more dynamic, data-driven regulator; and closes gaps in federal standards.

PHMSA has undertaken rulemakings to address many areas of this legislation. For example, on October 1, 2019, PHMSA published final rules to expand its integrity management requirements and impose new pressure testing requirements on regulated pipelines, including certain segments outside High Consequence Areas. The rules, once effective, also extend reporting requirements to certain previously unregulated hazardous liquid gravity and rural gathering lines. Additional rulemakings are anticipated, including rulemakings to adjust repair criteria for gas transmission lines, to require inspection of gas pipelines following extreme events, and to extend regulatory safety requirements to certain gas gathering lines. The safety enhancement requirements and other provisions of the Pipeline Safety and Job Creation Act and the PIPES Act, as well as any implementation of PHMSA rules thereunder and/or related rule making proceedings, could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position. In addition, any material penalties or fines issued to us under these or other statutes, rules, regulations or orders could have an adverse impact on our business, financial condition, results of operation and cash flow.

States are largely preempted by federal law from regulating pipeline safety but may assume responsibility for enforcing intrastate pipeline regulations at least as stringent as the federal standards, and many states have undertaken responsibility to enforce the federal standards. The Railroad Commission of Texas is the agency vested with intrastate natural gas pipeline regulatory and enforcement authority in Texas. The Commission’s regulations adopt by reference the minimum federal safety standards for the transportation of natural gas. In addition, on December 17, 2019, the Commission adopted rules requiring that operators of gathering lines take “appropriate” actions to fix safety hazards. We do not anticipate any significant problems in complying with applicable federal and state laws and regulations in Texas. Our gathering pipelines have ongoing inspection and compliance programs designed to keep the facilities in compliance with pipeline safety and pollution control requirements.

In addition, we are subject to the requirements of OSHA and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the pipeline industry. Moreover, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We and the entities in which we own an interest are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above specified thresholds, or any process which involves flammable liquid or gas, pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. Flammable liquids stored in atmospheric tanks below their normal boiling point without the benefit of chilling or refrigeration are exempt from these standards. Also, the Department of Homeland Security and other agencies such as the EPA continue to develop regulations concerning the security of industrial facilities, including crude oil and natural gas facilities. We are subject to a number of requirements and must prepare Federal Response Plans to comply. We must also prepare Risk Management Plans under the regulations promulgated by the EPA to implement the requirements under the CAA to prevent the accidental release of extremely hazardous substances. We have an internal program of inspection designed to monitor and enforce compliance with safeguard and security requirements. We believe that we are in compliance in all material respects with all applicable laws and regulations relating to safety and security.

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

We have a FERC tariff on file to gather crude oil in interstate commerce and a Railroad Commission of Texas tariff on file to gather crude oil in intrastate commerce.

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

Employees

Neither we, the Operating Company nor our general partner has any employees. We rely solely on Diamondback to operate our assets and perform other management, administrative and operating services for us and our general partner. All of the individuals that conduct our business, including our executive officers, are employed by Diamondback. As of December 31, 2020, Diamondback had approximately 732 fulltime employees performing services for our operations and activities.

Facilities

We own the Fasken Center which has over 421,000 net rentable square feet within its two office towers and associated assets in Midland, Texas. We, Diamondback and Viper Energy Partners LP, or Viper, are headquartered at the Fasken Center. Diamondback and unrelated third parties lease office space within the Fasken Center from us under long-term lease agreements. We also own field offices and related facilities in Midland and Reeves Counties, Texas. We believe that these facilities are adequate for our current operations.

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

Risks Related to Our Business

Our business and operations have been and will likely continue to be adversely affected by the ongoing COVID-19 pandemic and decreased demand for oil and natural gas.

The spread of COVID-19 caused, and is continuing to cause, severe disruptions in the worldwide and U.S. economies, including contributing to reduced global and domestic demand for oil and natural gas, which has had and will likely continue to have an adverse effect on our business, financial condition, results of operations and cash flows. The reduced demand for oil and natural gas, combined with pipeline capacity and storage constraints created by excess oil supply in the Permian Basin, depressed oil prices to all-time lows in April of 2020. Since then, oil prices have rebounded, but continue to remain at low levels and are expected to continue to be volatile as a result of the extent and duration of global production increases and the lack of storage capacity in the State of Texas, among other factors.

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

Moreover, since the beginning of January 2020, the COVID-19 pandemic has caused significant disruption in the financial markets both globally and in the United States. The continued spread of COVID-19 could also negatively impact the availability of key personnel necessary to conduct our business. If COVID-19 continues to spread or the response to contain or mitigate the COVID-19 pandemic, through the development and availability of effective treatments and vaccines, including the vaccines recently approved by the FDA for emergency use in the U.S., is unsuccessful, we could continue to experience material adverse effects on our business, financial condition and results of operations.

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

We derive substantially all of our revenue from our commercial agreements with Diamondback, which do not contain minimum volume commitments, as well as volumes attributable to third-party interest owners that participate in Diamondback’s operated wells and are charged under short-term contracts at market sensitive rates. As a result, we are subject to the operational and business risks of Diamondback, the most significant of which include the following: a reduction in or slowing of Diamondback’s drilling and development plan on the Dedicated Acreage; the volatility of crude oil, natural gas and NGL prices; Diamondback’s costs of producing crude oil, natural gas and NGLs; the availability of capital on an economic basis to fund Diamondback’s exploration and development activities, if needed; drilling and operating risks, including potential environmental liabilities and litigation, associated with Diamondback’s operations on the Dedicated Acreage; downstream processing and transportation capacity constraints and interruptions, including the failure of Diamondback to have sufficient contracted processing or transportation capacity; and adverse effects of increased or changed governmental and environmental regulation or enforcement of existing regulation.

In addition, Diamondback is under no obligation to adopt a business strategy that is favorable to us. Thus, we are subject to the risk that Diamondback could cancel its planned development on the Dedicated Acreage, prioritize planned development on acreage outside of the Dedicated Acreage, sell any of the Dedicated Acreage to a third party whose financial condition could be materially worse than Diamondback’s, breach its commitments with respect to future dedications or otherwise fail to pay or perform, including with respect to our commercial agreements. Any material non-payment or non-performance by Diamondback under our commercial agreements would have a significant adverse impact on our business, financial condition, results of operations and cash flow and could therefore materially adversely affect our ability to make cash distributions to our common unitholders.

Our commercial agreements with Diamondback provide for temporary or permanent releases of volumes or acreage from the Acreage Dedications under certain circumstances. Our commercial agreements also include provisions that permit Diamondback to suspend, reduce or terminate its obligations under each agreement if certain events occur. These events include force majeure events that would prevent us from performing some or all of the required services under the applicable agreement. Diamondback has the discretion to make such decisions notwithstanding the fact that they may significantly and adversely affect us. Any temporary or permanent release of volumes or acreage from the Acreage Dedications or reduction, suspension, or termination of Diamondback’s obligations under our commercial agreements could materially adversely affect our business, financial condition, results of operations, cash flow and ability to make cash distributions to our common unitholders.

As of December 31, 2020, we did not have any material customers other than Diamondback. However, we may in the future enter into material commercial contracts with other customers. To the extent we derive substantial income from or commit to capital projects to service new customers, each of the risks indicated above would apply to such arrangements and customers.

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

We may not have sufficient cash to pay any quarterly distribution on our common units and, regardless of whether we have sufficient cash, we may choose not to pay any quarterly distribution on our common units.

We may not generate sufficient cash to support or pay any distribution to our common unitholders. Furthermore, our partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. The amount we will be able to distribute on our common units will depend on the amount of cash we receive from the Operating Company, which in turn will principally depend on the amount of cash the Operating Company generates from our operations, which will fluctuate from quarter to quarter based on, among other things: market prices of crude oil, natural gas and NGLs and their effect on Diamondback’s drilling and development plan on the Dedicated Acreage and the volumes of hydrocarbons that are produced on the Dedicated Acreage and for which we provide midstream services; Diamondback’s and our other customers’ ability to fund their drilling and development plan on the Dedicated Acreage; downstream processing and transportation capacity constraints and interruptions; the levels of our operating expenses, maintenance expenses and general and administrative expenses; regulatory action affecting the supply of, or demand for, crude oil, natural gas, NGLs and water; regulatory action affecting our operating costs and the rates we can charge for our midstream services, including the rates that EPIC, Gray Oak, Wink to Webster, Amarillo Rattler and OMOG can charge for their transportation, gathering, processing and terminal services, as applicable; prevailing economic conditions; and adverse weather conditions.

In addition, the actual amount of cash we have available for distribution depends on other factors, some of which are beyond our control, including: the level and timing of our capital expenditures, including capital calls associated with any investment we make in our joint ventures; our debt service requirements and other liabilities; our ability to borrow under our debt agreements to fund our capital expenditures and operating expenditures and to pay distributions; fluctuations in our working capital needs; restrictions on distributions contained in any of our debt agreements; the cost of acquisitions, if any; the fees and expenses of our general partner and its affiliates (including Diamondback) that we are required to reimburse; the amount of cash reserves established by our general partner; our cash flow; and other business risks affecting our cash levels.

The board of directors of our general partner has modified our cash distribution policy and may modify or revoke our cash distribution policy at any time at its discretion. Our partnership agreement does not require us to make any distributions on our common units at all.

The board of directors of our general partner may change our cash distribution policy at any time at its discretion and could elect not to pay distributions on our common units for one or more quarters. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our common unitholders. The amount of distributions we make, if any, and the decision to make any distribution at all will be determined by the board of directors of our general partner, whose interests may differ from those of our common unitholders. Our general partner has limited duties to our common unitholders, which may permit it to favor its own interests or the interests of Diamondback to the detriment of our common unitholders. For information regarding our distribution policy and the recent modifications, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We own interests in certain pipeline projects and other joint ventures, and we may in the future enter into additional joint ventures, and our control of such entities is limited by provisions of the limited partnership and limited liability company agreements of such entities and by our percentage ownership in such entities.

We have ownership interests in several joint ventures, including the EPIC, Gray Oak, Wink to Webster, Amarillo Rattler and OMOG joint ventures, and we may enter into other joint venture arrangements in the future. While we own equity interests and have certain voting rights with respect to our joint ventures, we do not act as operator of or control our joint ventures (including our 60% interest in the OMOG joint venture), each of which is operated by another joint venture partner. We have limited ability to influence the business decisions of these entities, and it may therefore be difficult or impossible for us to cause the joint venture to take actions that we believe would be in our or the relevant joint venture’s best interests. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing us to fund operating and/or capital expenditures, the timing and amount of which we may not control, and which could adversely affect our ability to make distributions to our common unitholders. In addition, our joint venture partners may not satisfy their financial obligations to the joint venture and may have economic, business or legal interests or goals that are inconsistent with ours, or those of the joint venture.

These joint ventures also have internal control environments independent of our oversight and review. If our joint venture partners have control deficiencies in their accounting or financial reporting environments, it may result in inaccuracies in the reporting for our percentage of the financial results for the joint venture, which may result in material misstatements in our reported consolidated financial results that could result in the need to restate and reissue previously issued consolidated financials filed with the SEC.

We are also unable to control the amount of cash we receive from the operation of these entities, which affects our ability to make distributions to our common unitholders. Joint venture arrangements may also restrict our operational and organizational flexibility and our ability to manage risk, which could have a material and adverse effect on our business, cash flow and results of operations.

Dedicated Acreage may be lost as a result of title defects in the properties in which Diamondback invests.

When acquiring oil and natural gas leases, Diamondback may not elect to incur the expense of retaining lawyers to examine the title to the mineral interest. Rather, Diamondback may rely upon the judgment of oil and gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to acquire a lease in a specific mineral interest. The existence of a material title deficiency can render a lease worthless. If Diamondback fails to cure any title defects, it may be delayed or prevented from utilizing the associated mineral interest which could result in a decrease in the volumes on our systems and an associated decrease in our revenues.
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

Our midstream assets are currently located exclusively in the Permian Basin in Texas, making us vulnerable to risks associated with operating in a single geographic area.

Our midstream assets are currently located exclusively in the Permian Basin in Texas. As a result of this concentration, we are disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, market limitations, water shortages or restrictions, drought related conditions or other weather-related conditions, such as, for example, the recent severe winter storms in the Permian Basin, or interruption of the processing or transportation of crude oil, natural gas and water. If any of these factors were to impact the Permian Basin more than other producing regions, our business, financial condition, results of operations and ability to make cash distributions could be adversely affected relative to other midstream companies that have a more geographically diversified asset portfolio.

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

If third-party pipelines or other facilities interconnected, or expected to be interconnected, to our midstream systems become partially or fully unavailable, or if the volumes we gather or treat do not meet the quality requirements of such pipelines or facilities, our business, financial condition, results of operations, cash flow and ability to make distributions to our common unitholders could be adversely affected.

We depend upon third-party pipelines and associated operations to provide delivery options from our pipelines. Because we do not control these pipelines and associated operations, their continuing operation is not within our control. If any pipeline were to become unavailable for current or future volumes of crude oil or refined products due to repairs, damage to the facility, lack of capacity, shut in by regulators or any other reason, or if the volumes we gather or transport do not meet the quality requirements of such pipelines or facilities, our business, financial condition, results of operations, cash flow and ability to make distributions to our common unitholders could be adversely affected.

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

Our construction of new midstream assets or the acquisitions of assets or businesses may not result in revenue increases and may be subject to regulatory, environmental, political, contractual, legal and economic risks, which could adversely affect our cash flow, results of operations and financial condition and, as a result, our ability to distribute cash to unitholders.

The construction of additions or modifications to our existing systems and the expansion into new production areas to service Diamondback involve numerous regulatory, environmental, political, contractual, legal and economic uncertainties beyond our control. For instance, we may not be able to construct in certain locations due to setback requirements, expand certain facilities that are deemed to be part of a single source or aggregate crude oil and natural gas production facility emissions according to permitting requirements. As a result, we may not be able to complete such projects on schedule, at the budgeted cost or at all. Similarly, if we build additional gathering assets, the construction may occur over an extended period of time or occur in an area where anticipated growth does not materialize. In either case, we may not receive any material increases in revenues or achieve our expected investment return. Further the construction of additions to our existing assets may require us to obtain new rights-of-way, surface use agreements or other real estate agreements prior to constructing new pipelines or facilities. We may be unable to timely obtain such rights-of-way to connect new crude oil, natural gas and water sources to our existing infrastructure, obtain them in a cost-efficient manner or capitalize on other attractive expansion opportunities.

Acquisitions of assets or businesses may require the expenditure of significant amounts of capital and involve potential risks that may disrupt our business, including the following, among other things: mistaken assumptions about volumes or the timing of those volumes, revenues or costs, including synergies; an inability to successfully integrate the acquired assets or businesses; the assumption of unknown liabilities, including exposure to potential lawsuits; limitations on rights to indemnity from the seller; the diversion of management’s and employees’ attention from other business concerns; unforeseen difficulties operating in new geographic areas; and customer or key employee losses at the acquired businesses.

We, Diamondback or any third party customers may incur significant liability under, or costs and expenditures to comply with, a broad range of federal, state and local regulations, including those relating to environmental, commerce, transportation and health and safety matters, which are complex and subject to frequent change. We are subject to regulation by multiple governmental agencies, which could adversely impact our business, financial condition and results of operations.

As an owner and operator of gathering systems, we are directly or indirectly subject to regulation by multiple federal, state and local governmental agencies. Risks and uncertainties related to such regulation include:

•The historic trend of more expansive and stricter environmental laws and regulations, including those related to GHGs and climate change, air quality, water quality, the storage, treatment and disposal of waste, including produced water, protection of endangered or threatened species, and the remediation of contaminated soil and groundwater, may continue in the long-term potentially resulting in increased costs of doing business;
•The rates charged for gathering service over our regulated crude oil assets are subject to review and reporting by FERC and the Texas Railroad Commission, which could adversely affect our revenues;
•A change by FERC in policy or the jurisdictional characterization of some of our assets may result in increased regulation of our assets, which may cause our operating expenses to increase, limit the rates we charge for certain services and decrease the amount of cash we have available for distribution;
•Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation;
•Increased regulation of hydraulic fracturing could result in reductions or delays in crude oil and natural gas production by Diamondback and our other customers, which could reduce the throughput on our gathering and other midstream systems, which could adversely impact our revenues;
•Federal and state legislative and regulatory initiatives intended to address seismic activity could restrict our ability to dispose of produced water gathered from Diamondback and our other customers, which could have a material adverse effect on our business;
•Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the crude oil and natural gas that we gather while potential physical effects of climate change could disrupt Diamondback’s and our other customers’ production and cause us to incur significant costs in preparing for or responding to those effects; and

•Certain plant or animal species are or could be designated as endangered or threatened, which could have a material impact on our and Diamondback’s operations.
Proposals and proceedings that affect the midstream industry are regularly considered by Congress, as well as by state legislatures and federal and state regulatory commissions, agencies and courts. We cannot predict when or whether any such proposals or proceedings may become effective or the magnitude of the impact changes in laws and regulations may have on our business. However, additions to the regulatory burden on our industry can increase our cost of doing business and adversely impact our business, financial condition, results of operations and cash available for distributions. See “Items 1 and 2. Business and Properties-Regulation” for a description of certain laws and regulations that affect or could affect our operations.

The results of the 2020 U.S. presidential and congressional elections may create regulatory uncertainty for the oil and natural gas industry. Changes in environmental laws could increase our operators’ costs and adversely impact our business, financial condition and cash flows.

The results of the 2020 U.S. presidential election, as well as a closely divided Congress, may create regulatory uncertainty in the oil and natural gas industry. During his first weeks in office, President Biden has issued several executive orders promoting various programs and initiatives designed to, among other things, curtail climate change, control the release of methane from new and existing oil and natural gas operations, and pause new oil and natural gas leasing on public lands. It remains unclear what additional actions President Biden will take and what support he will have for any potential legislative changes from Congress. Further, it is uncertain to what extent any new environmental laws or regulations, or any repeal of existing environmental laws or regulations, may affect our or our operators’ business. However, such actions could significantly increase our operators’ costs or impair their ability to explore and develop other projects, which could adversely impact our business, financial condition and cash flows.

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our ability to make cash distributions and, accordingly, the market price for our common units.

Our operations are subject to all of the hazards inherent in the gathering of crude oil, natural gas and produced water and the delivery and storage of sourced water, including: damage to pipelines, centralized gathering facilities, pump stations, related equipment and surrounding properties caused by design, installation, construction materials or operational flaws, natural disasters, acts of terrorism or acts of third parties; leaks of crude oil, natural gas or NGLs or losses of crude oil, natural gas or NGLs as a result of the malfunction of, or other disruptions associated with, equipment or facilities; fires, ruptures and explosions; and other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for; injury or loss of life; damage to and destruction of property, natural resources and equipment; pollution and other environmental damage; regulatory investigations and penalties; suspension of our operations; and repair and remediation costs.

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

Neither we, the Operating Company nor our general partner has any employees, and we rely solely on the employees of Diamondback to manage our business. The management team of Diamondback, which includes the individuals who manage us, also perform similar services for Diamondback and certain of its affiliates, and thus are not solely focused on our business.

Neither we, the Operating Company nor our general partner has any employees, and we rely solely on Diamondback to operate our assets and perform other management, administrative and operating services for us and our general partner. Diamondback provides similar activities with respect to its own assets and operations. Because Diamondback provides services to us that are similar to those performed for itself and its affiliates, Diamondback may not have sufficient human, technical and other resources to provide those services at a level that Diamondback would be able to provide to us if it were solely focused on our business and operations and those of its affiliates. Diamondback may make internal decisions on how to allocate its available resources and expertise that may not always be in our best interest compared to Diamondback’s interests. There is no requirement that Diamondback favor us over itself or others in providing its services. If the employees of Diamondback and their affiliates do not devote sufficient attention to the management and operation of our business, our financial results may suffer and our ability to make distributions to our common unitholders may be reduced.

In the future we may face increased obligations relating to the closing of our produced water facilities and may be required to provide an increased level of financial assurance to guaranty the appropriate closure activities occur for a produced water facility.
Obtaining a permit to own or operate produced water facilities generally requires us to establish performance bonds, letters of credit or other forms of financial assurance to address clean-up and closure obligations. As we acquire additional produced water facilities or expand our existing produced water facilities, these obligations will increase. Additionally, in the future, regulatory agencies may require us to increase the amount of our closure bonds at existing produced water facilities. We have accrued approximately $15.1 million on our balance sheet related to our future closure obligations of our produced water facilities and oil and gas gathering systems as of December 31, 2020. However, actual costs could exceed our current expectations, as a result of, among other things, federal, state or local government regulatory action, increased costs charged by service providers that assist in closing produced water facilities and additional environmental remediation requirements. The obligation to satisfy increased regulatory requirements associated with our produced water facilities could result in an increase of our operating costs and affect our ability to make distributions to our common unitholders.

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

Our operations depend heavily on electrical power, internet and telecommunication infrastructure and information and computer systems. If any of these systems are compromised or unavailable, our business could be adversely affected.

We are heavily dependent on electrical power, internet and telecommunications infrastructure and our information systems and computer-based programs, including our well operations information, seismic data, electronic data processing and accounting data. If any of such infrastructure, systems or programs were to fail or become unavailable or compromised, or create erroneous information in our hardware or software network infrastructure, our ability to safely and effectively operate our business will be limited and any such consequence could have a material adverse effect on our business.

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

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct day-to-day operations including certain midstream activities. We depend on digital technology, including information systems and related infrastructure as well as cloud applications and services, to manage gathering and transportation systems, process and record financial and operating data and to communicate with our employees and business service providers. The technologies needed to conduct midstream activities make certain information the target of theft or misappropriation. As dependence on digital technologies has increased, cyber incidents, including deliberate attacks or unintentional events, also has increased. A cyber incident involving our information systems and related infrastructure, or that of our business service providers, could disrupt our business plans and negatively impact our operations. Our implementation of various controls and processes, including globally incorporating a risk-based cyber security framework, to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure is costly and labor intensive. Moreover, there can be no assurance that such measures will be sufficient to prevent security breaches from occurring. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. We maintain specialized insurance for possible liability resulting from a cyberattack on our assets, however, we cannot assure you that the insurance coverage will be adequate to cover claims that may arise, or that we will be able to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

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
Risks Related to Our Indebtedness

We have in the past incurred, and we expect in the future to continue to incur, borrowings under the Operating Company’s revolving credit facility. Unless we are able to repay borrowings under the revolving credit facility with cash flow from operations or other sources, including proceeds from equity and debt offerings, implementing our capital programs may require an increase in our total leverage through additional debt issuances. In addition, a reduction in availability under the revolving credit facility and the inability to otherwise obtain financing for our capital programs could require us to curtail our capital expenditures.

As a result of our cash distribution policy, we have limited cash available to reinvest in our business or to fund acquisitions and have historically relied on availability under the Operating Company’s revolving credit facility to fund a portion of our capital expenditures and for other purposes. We expect that we will continue to fund a portion of our capital expenditures and other needs with borrowings under the revolving credit facility and from the proceeds of debt and equity offerings. In the past, we have created availability under the revolving credit facility by repaying outstanding borrowings with the proceeds from equity and debt offerings. We cannot assure you that we will choose to or be able to access the capital markets to repay any such future borrowings. If the availability under the revolving credit facility were reduced, and we were otherwise unable to secure other sources of financing, we may be required to curtail our capital expenditures, which could result in an inability to complete acquisitions or finance the capital expenditures necessary to replace our reserves.

Our level of indebtedness could limit our flexibility to obtain financing and to pursue other business opportunities and could adversely affect our financial condition and prevent us from fulfilling our obligations under the Notes and our other indebtedness.

As of December 31, 2020, we had total long-term debt of $579.0 million, consisting of $500.0 million aggregate principal amount of our outstanding 5.625% Senior Notes due 2025, which we refer to herein as the notes, and $79.0 million in outstanding borrowings under the Operating Company’s revolving credit facility. As of December 31, 2020, the borrowing base under the Operating Company’s revolving credit facility was $600.0 million. We and the Operating Company may in the future incur significant additional indebtedness under our revolving credit facility or otherwise in order to fund our operations, fund capital contributions related to our joint ventures or for other purposes.

Our level of debt could have important consequences to us, including the following: it may become more difficult for us to satisfy our obligations with respect to the notes, including any repurchase obligations that may arise thereunder; our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt; we may be vulnerable to interest rate increases, as the borrowings under the Operating Company’s revolving credit facility are at variable interest rates; our vulnerability to general adverse economic and industry conditions could potentially increase; the covenants contained in the agreements governing our outstanding indebtedness will limit our ability to borrow additional funds, dispose of assets, pay distributions and make certain investments; we may be placed at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, our competitors may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing; our debt covenants may also limit management’s discretion in operating our business and our flexibility in planning for, and reacting to, changes in the economy and in our industry; our ability to access the capital markets to raise capital on favorable terms could be limited; our ability to obtain additional financing, if necessary, for working capital, capital expenditures (including building additional gathering pipelines needed for required connections and building additional centralized gathering facilities pursuant to our gathering agreements), acquisitions, general corporate or other purposes may be impaired or such financing may not be available on favorable terms; we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and our flexibility in responding to changing business and economic conditions may be limited.

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

Restrictive covenants in the Operating Company’s revolving credit facility, the indenture governing the notes and future debt instruments may limit our ability to respond to changes in market conditions or pursue business opportunities.

The Operating Company’s revolving credit facility and the indenture governing our outstanding notes contain, and the terms of any future indebtedness may contain, restrictive covenants that limit our and the Operating Company’s ability to, among other things: incur or guarantee additional debt; redeem or repurchase units or make distributions under certain circumstances; make certain investments and acquisitions; incur certain liens or permit them to exist; issue redeemable equity; voluntarily redeem or prepay debt, including the notes; enter into certain types of transactions with affiliates; designate certain of our subsidiaries as unrestricted subsidiaries; create unrestricted subsidiaries; sell or discount receivables; merge or consolidate with another company; and transfer, sell or otherwise dispose of assets.

We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us and the Operating Company by the restrictive covenants contained in the revolving credit facility and the indenture that governs the notes. In addition, the revolving credit facility requires us to maintain certain financial ratios and tests. The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

Our and the Operating Company’s future ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and other events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A breach of any of these restrictive covenants could result in default under the revolving credit facility. If a default occurs, the lenders under the revolving credit facility may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, which would result in an event of default under the indenture governing the notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we and the Operating Company are unable to repay outstanding borrowings when due, the lenders under the revolving credit facility will also have the right to proceed against the collateral granted to them to secure the indebtedness. If the indebtedness under the revolving credit facility and the notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness.

Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We are dependent on cash flow generated by the Operating Company to repay the notes. The Operating Company’s business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If the Operating Company is unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling assets, restructuring debt or obtaining additional capital on terms that may be onerous or highly dilutive. However, we cannot assure you that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations. In the absence of such cash flows, we could have substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The Operating Company’s revolving credit facility and the indenture governing our outstanding notes restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and have an adverse effect on our financial condition.

If we experience liquidity concerns, we could face a downgrade in our debt ratings which could restrict our access to, and negatively impact the terms of, current or future financings or trade credit.

Our ability to obtain financings and trade credit and the terms of any financings or trade credit is, in part, dependent on the credit ratings assigned to our debt by independent credit rating agencies. We cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales, liquidity, asset quality and cost structure. A ratings downgrade could adversely impact our ability to access financings or trade credit and increase our or the Operating Company’s borrowing costs.

Increases in interest rates could adversely affect our business.

The terms of the Operating Company’s credit agreement provide for interest at a per annum rate that is based on the prime rate or LIBOR, in each case plus an applicable margin. LIBOR tends to fluctuate based on multiple facts, including general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest. If interest rates increase, our results of operations, cash flow and financial condition and, as a result, our ability to make cash distributions to our common unitholders, could be materially adversely affected by significant increases in interest rates.

On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. It is unknown at this time whether SOFR will attain market acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere.

It remains unclear whether the cessation of LIBOR will be delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay. It is also unclear what the duration and severity of COVID-19 will be, and whether this will impact LIBOR transition planning. COVID-19 may also slow regulators’ and others’ efforts to develop and implement alternative reference rates, which could make LIBOR transition planning more difficult, particularly if the cessation of LIBOR is not delayed but an alternative reference rate does not emerge as industry standard.

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

Diamondback owns and controls our general partner and appoints all of the directors of our general partner. All of the executive officers and certain of the directors of our general partner are also officers and/or directors of Diamondback. Although our general partner has a duty to manage us in a manner that it believes is not adverse to our interest, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner that is in the best interests of Diamondback. Therefore, conflicts of interest may arise between Diamondback or any of its affiliates, including our general partner, on the one hand, and us and/or any of our common unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

•our general partner is allowed to take into account the interests of parties other than us, such as Diamondback, in exercising certain rights under our partnership agreement;
•Diamondback and other affiliates of our general partner may compete with us as neither our partnership agreement nor any other agreement requires Diamondback to pursue a business strategy that favors us;
•our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties;
•our partnership agreement limits our general partner’s liabilities and restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty;
•except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;
•our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of cash reserves, each of which can affect the amount of cash that is distributed to our common unitholders;
•cost reimbursements, which are determined in our general partner’s sole discretion, and fees due our general partner and its affiliates for services provided may be substantial and will reduce the amount of cash we have available for distribution to our common unitholders;
•contracts between us, on the one hand, and our general partner and its affiliates, on the other hand, will not be the result of arm’s-length negotiations;
•our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;
•our general partner intends to limit its liability regarding our contractual and other obligations;
•our general partner may exercise its right to call and purchase common units if it and its affiliates own more than 97% of the common units and Class B units, taken together (which threshold will be permanently reduced to 80% if our general partner and its affiliates (including Diamondback) collectively own less than 75% of the common units and Class B units, taken together) and such right may be exercised at an undesirable time or price;
•common unitholders have no right to enforce the obligations of our general partner and its affiliates under agreements with us; and
•our general partner decides whether to retain separate counsel, accountants or others to perform services for us.
By purchasing a common unit, a unitholder is treated as having consented to the provisions in our partnership agreement, including being subject to the risks discussed above.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, or initially remove our general partner without its consent, even if they are dissatisfied.

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

If our common unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. The vote of the holders of at least 66 2/3% of all outstanding units, including any units owned by our general partner and its affiliates, voting as a single class, is required to remove our general partner. In addition, any vote to remove our general partner must provide for the election of a successor general partner by the holders of a majority of the outstanding units, voting together as a single class. As of December 31, 2020, Diamondback owned 107,815,152 of our Class B units representing 72% of voting interests in us. This gives Diamondback the ability to prevent the removal of our general partner.

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

Under our partnership agreement, we are authorized to issue an unlimited number of additional interests, including common units, without a vote of the unitholders. The issuance by us of additional common units or other equity interests of equal or senior rank will have the following effects: the proportionate ownership interest of common unitholders in us immediately prior to the issuance will decrease; the amount of cash distributions on each common unit may decrease; the relative voting strength of each previously outstanding common unit may be diminished; and the market price of the common units may decline. The issuance by us of an additional general partner interest may have the following effects, among others, if such general partner interest is issued to a person who is not an affiliate of Diamondback: management of our business may no longer reside solely with our current general partner; and affiliates of the newly admitted general partner may compete with us, and neither that general partner nor such affiliates will have any obligation to present business opportunities to us.

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

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a publicly traded partnership. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting, with auditor attestation of the effectiveness of our internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year in which we cease to qualify as an emerging growth company. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

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

We are a Delaware limited partnership and, on May 24, 2019, we elected to be treated as a corporation for U.S. federal income tax purposes. As a result, we are subject to tax as a corporation at the corporate tax rate. While we expect to generate net operating losses to offset taxable income through 2021, there is no guarantee that we will not have any taxable income as a result of our equity interests in the Operating Company. Because an entity-level tax is imposed on us due to our status as a corporation for U.S. federal income tax purposes, our distributable cash flow may be substantially reduced by our tax liabilities.
Distributions to common unitholders may be taxable as dividends.
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

Future U.S. tax legislations may adversely affect our business, financial condition, results of operations, and cash flow.
From time to time, legislation has been proposed that, if enacted into law, would make significant changes to U.S. federal and state income tax laws affecting the oil and natural gas industry, including (i) eliminating the immediate deduction for intangible drilling and development costs, (ii) the repeal of the percentage depletion allowance for oil and natural gas properties and (iii) an extension of the amortization period for certain geological and geophysical expenditures. No accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. These proposed changes in the U.S. tax law, if adopted, or other similar changes that would impose additional tax on our activities or reduce or eliminate deductions currently available to our customers, including Diamondback, with respect to natural gas and oil exploration, development or similar activities, could adversely affect our business, financial condition, results of operations, and cash flows.
ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 3.     LEGAL PROCEEDINGS

Due to the nature of our business, we may be, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. See “Item 8. Financial Statements and Supplementary Data—Note 16. Commitments and Contingencies.”
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Listing and Holders of Record

Our common units are listed on the Nasdaq Global Select Market under the symbol “RTLR”. There was one holder of record of our common units on February 19, 2021.

Cash Distribution Policy

At the closing of the IPO, the board of directors of our general partner adopted a policy for us to distribute cash distributions to common unitholders of record on the applicable record date of $0.25 per common unit for each quarter beginning with the quarter ending September 30, 2019. Our first distribution of $0.34, included available cash for the period from May 28, 2019, the date of the close of our IPO, through September 30, 2019. On February 13, 2020, the board of directors of our general partner revised our cash distribution policy to provide that cash distributions will be made to common unitholders of record on the applicable record date of $0.29 per common unit for each quarter ending after December 31, 2019. On October 29, 2020, the board of directors of the general partner further revised the Partnership’s cash distribution policy, reducing the quarterly distribution per common unit to $0.20 beginning with the quarter ended September 30, 2020. The board of directors of our general partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay distributions to our common unitholders on a quarterly or other basis.

Repurchases of Equity Securities
Our common unit repurchase activity for the three months ended December 31, 2020 was as follows:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan(1)
	(Units in thousands)
October 1, 2020 - October 31, 2020	—	$—	—	N/A
November 1, 2020 - November 30, 2020	750	$8.18	750	$93,865
December 1, 2020 - December 31, 2020	900	$9.56	900	$85,261
Total	1,650	$8.93	1,650
(1)In October 2020, our board of directors approved a common unit repurchase program to acquire up to $100.0 million of our outstanding common units through December 31, 2021. This repurchase program may be suspended from time to time, modified, extended or discontinued by our board of directors at any time.

Recent Sales of Unregistered Securities
None.

ITEM 6.     SELECTED FINANCIAL DATA
[Reserved.]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a Delaware limited partnership formed by Diamondback to own, operate, develop and acquire midstream and energy-related infrastructure assets in the Midland and Delaware Basins of the Permian Basin, one of the most prolific oil producing areas in the world. Our assets and operations are reported in two operating business segments: (i) midstream services and (ii) real estate operations. We have elected to be treated as a corporation for U.S. federal income tax purposes.

We provide crude oil, natural gas and water-related midstream services (including water sourcing and transportation and produced water gathering and disposal) to Diamondback under long-term, fixed-fee contracts. As of December 31, 2020, our midstream infrastructure assets include 927 miles of pipeline across the Midland and Delaware Basins with approximately 275,000 Bbl/d of crude oil gathering capacity, 151,000 Mcf/d of natural gas compression capability, 170,000 Mcf/d of natural gas gathering capacity, 3.1 MMBbl/d of produced water disposal capacity and 575,000 Bbl/d of sourced water gathering capacity. In addition to our midstream infrastructure assets, we own equity interests in three long-haul crude oil pipelines that run from the Permian to the Texas Gulf Coast, and also own equity interests in third-party operated gathering systems and processing facilities supported by dedications from Diamondback. We are critical to Diamondback’s growth plans because we provide a long-term midstream solution to its increasing crude oil, natural gas and water-related services needs through our robust infield gathering systems and produced water disposal capabilities.

As of December 31, 2020, our general partner had a 100% general partner interest in us. Diamondback held no common units and beneficially owned all of our 107,815,152 outstanding Class B units, representing approximately 72% of our total units outstanding. Diamondback also owns and controls our general partner.

As of December 31, 2020, we own a 28% controlling membership interest in the Operating Company and Diamondback owns, through its ownership of the Operating Company units, a 72% economic, non-voting interest in the Operating Company. However, as required by GAAP, we consolidate 100% of the assets and operations of the Operating Company in our financial statements and reflect a non-controlling interest.

The following discussion includes a comparison of our results of operations, including changes in our operating income, and liquidity and capital resources for fiscal years 2020 and 2019. A discussion of changes in our results of operations from fiscal year 2018 to fiscal year 2019 has been omitted from this report, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 26, 2020 and incorporated by reference into this Annual Report.

2020 Transactions and Recent Developments

Implementation of Common Unit Repurchase Program

On October 29, 2020, the board of directors of our general partner approved a common unit repurchase program to acquire up to $100.0 million of our outstanding common units. The common unit repurchase program is authorized to extend through December 31, 2021 and we intend to purchase common units under the repurchase program opportunistically with cash on hand and free cash flow from operations. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of our general partner at any time. During the year ended December 31, 2020, the Partnership repurchased approximately $14.7 million of common units under this repurchase program. As of December 31, 2020, $85.3 million remained available for use to repurchase common units under the Partnership’s common unit repurchase program.

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

Disposal Well Divestiture

On December 31, 2020, we sold five produced water disposal wells and related easements, licenses and permits for $18.7 million cash after adjustments for use of the disposal wells after the effective date. We retained ownership of the gathering system that is connected to the disposal wells. For additional information, see “Note 4—Acquisitions and Divestitures.”

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

In early March 2020, oil prices dropped sharply, and then continued to decline, reaching negative levels per barrel. This was a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including the announcement of price reductions and production increases by OPEC members and other exporting nations and a significant decrease in demand as a result of the ongoing COVID-19 pandemic. While OPEC members and certain other nations agreed to cut production to help reduce a portion of the excess supply in the market and improve oil prices, there is no assurance that production cuts will continue or be observed by its parties. Downward pressure on commodity prices has continued and could continue for the foreseeable future. We cannot predict if or when commodity prices will stabilize and at what levels.

We derive substantially all of our revenue from our commercial agreements with Diamondback which do not contain minimum volume commitments. The reduction of Diamondback’s drilling and development plan on the acreage dedicated to us by Diamondback directly and adversely impacts Diamondback’s demand for our midstream services. As a result of the reduction in crude oil demand caused by factors discussed above, Diamondback previously lowered its 2020 capital budgets and production guidance, curtailed near term production and reduced its rig count, all of which may be subject to further reductions or curtailments if the commodity markets and macroeconomic conditions worsen. These actions have had and will continue to have a detrimental effect on our sourced water business line and our overall operations. Diamondback recently announced its 2021 production target of between 178,000 and 185,000 barrels of oil per day. We cannot predict the extent to which Diamondback’s business would be impacted if conditions in the energy industry were to further deteriorate nor can we estimate the impact such conditions would have on Diamondback’s ability to execute its drilling and development plan on the Dedicated Acreage or to perform under our commercial agreements.

In coordination with Diamondback’s production reductions, in March 2020, we announced a reduction in our planned 2020 capital budget of over 40%. Additionally, we lowered full year 2020 EBITDA guidance by approximately 25% at the midpoint, which assumed a 15 to 25% reduction in equity method EBITDA contributions for the year, as well as fewer volumes for our operated business due to lower activity levels. On a gross dollar basis, our reductions in planned capital expenditures on operated assets have exceeded declines in operated EBITDA in 2020. Our operations in the third and fourth quarter of 2020 stabilized after the interruption caused by the historic commodity price volatility in the second quarter of 2020. With Diamondback resuming completion activity to stem production declines, we have adjusted our operations to this new level of completion and production activity. During 2021, we expect to continue to reduce operated capital expenditures towards our total of approximately half of 2020 levels, representing less than a third of 2019 operated capital expenditures. Combined with our equity method joint venture build cycle nearing its end and changing from a net outflow of capital contributions to a net inflow of cash contributions, we believe that this stabilized volume outlook will present a meaningful free cash flow generation even in this depressed commodity price environment.

Operational Update

Highlights

The following are our significant operating results for the year ended December 31, 2020, as compared with the year ended December 31, 2019:

•average crude oil gathering volumes were 92,056 Bbl/d, an increase of 8% year over year;
•average natural gas gathering volumes were 121,637 MMBtu/d, an increase of 43% year over year;
•average produced water gathering and disposal volumes were 821,543 Bbl/d, an increase of 2% year over year; and
•average sourced water gathering volumes were 253,907 Bbl/d, a decrease of 39% year over year.

Pipeline Infrastructure Assets
The following tables provide information regarding our gathering, compression and transportation system as of December 31, 2020 and utilization for the year ended December 31, 2020:

(Miles)(1)	Delaware Basin	Midland Basin	Permian Total
Crude oil	108	46	154
Natural gas	155	—	155
Produced water	269	248	517
Sourced water	27	74	101
Total	559	368	927

(Capacity/capability)(1)	Delaware Basin	Midland Basin	Permian Total	Utilization
Crude oil gathering (Bbl/d)	210,000	65,000	275,000	36%
Natural gas compression (Mcf/d)	151,000	—	151,000	60%
Natural gas gathering (Mcf/d)	170,000	—	170,000	54%
Produced water gathering and disposal (Bbl/d)	1,310,000	1,810,000	3,120,000	26%
Sourced water gathering (Bbl/d)	120,000	455,000	575,000	44%
(1)Does not include assets of EPIC, Gray Oak, Wink to Webster, Amarillo Rattler or OMOG joint ventures.

Results of Operations for the Year Ended December 31, 2020 and 2019

The following table sets forth selected historical operating data for the periods indicated:

	Year Ended December 31,
	2020	2019
Operating Results:	(In thousands, except operating data)
Revenues:
Revenues—related party	$379,089	$409,120
Revenues—third party	31,124	24,324
Rental income—related party	7,495	4,771
Rental income—third party	5,340	7,890
Other real estate income—related party	306	379
Other real estate income—third party	551	1,189
Total revenues	423,905	447,673
Costs and expenses:
Direct operating expenses	131,393	106,311
Cost of goods sold (exclusive of depreciation and amortization)	38,370	62,856
Real estate operating expenses	2,361	2,643
Depreciation, amortization and accretion	53,123	42,336
Impairment	918	—
General and administrative expenses	16,367	12,663
(Gain) loss on disposal of property, plant and equipment	(729)	1,524
Total costs and expenses	241,803	228,333
Income (loss) from operations	182,102	219,340
Other income (expense):
Interest income (expense), net	(17,287)	(1,039)
Income (loss) from equity method investments	(9,881)	(6,329)
Total other income (expense), net	(27,168)	(7,368)
Net income (loss) before income taxes	154,934	211,972
Provision for (benefit from) income taxes	10,229	26,253
Net income (loss)	$144,705	$185,719
Less: Net income (loss) before initial public offering	—	65,995
Net income (loss) subsequent to initial public offering	144,705	119,724
Less: Net income (loss) attributable to non-controlling interest	110,014	90,922
Net income (loss) attributable to Rattler Midstream LP	$34,691	$28,802

Operating Data:
Throughput(1)
Crude oil gathering (Bbl/d)	92,056	85,164
Natural gas gathering (MMBtu/d)	121,637	85,283
Produced water gathering and disposal (Bbl/d)	821,543	806,078
Sourced water gathering (Bbl/d)	253,907	415,939
(1)    Does not include volumes from the EPIC, Gray Oak, Wink to Webster, Amarillo Rattler or OMOG joint ventures.

Comparison of the Years Ended December 31, 2020 and 2019

Revenues

Revenues decreased by $23.8 million to $423.9 million for the year ended December 31, 2020 from $447.7 million for the year ended December 31, 2019, primarily due to a reduction in sourced water volumes due to Diamondback’s lower level of drilling and completion activity in the second through fourth quarters of 2020. This was partially offset by an increase in oil, natural gas and produced water volumes that were realized due to the build out of certain midstream assets completed in late 2019.

Direct Operating Expenses

Direct operating expenses increased by $25.1 million to $131.4 million for the year ended December 31, 2020 from $106.3 million for the year ended December 31, 2019 primarily due to increased oil, natural gas and produced water volumes that were realized due to organic volume growth on the Dedicated Acreage. In addition, we incurred certain asset maintenance and workover charges related to our produced water wells to maintain their capacity.

Cost of Goods Sold

Cost of goods sold (exclusive of depreciation and amortization) decreased by $24.5 million to $38.4 million for the year ended December 31, 2020 from $62.9 million for the year ended December 31, 2019. The decrease primarily relates to a reduction in sourced water volumes due to Diamondback’s lower level of drilling and completion activity throughout the year ended December 31, 2020.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion for the years ended December 31, 2020 and 2019 was $53.1 million and $42.3 million, respectively. The increase of $10.8 million was associated with the further development of existing gathering and compression, transportation and disposal systems. In addition, the midstream services segment incurred $3.0 million of accelerated depreciation related to the abandonment of certain disposal well assets. The real estate operations segment also incurred $1.1 million of accelerated amortization of in-place lease intangibles for early terminated leases.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2020 and 2019 were $16.4 million and $12.7 million, respectively. The increase of $3.7 million was primarily due to increased shared service allocations and additional professional service fees attributable to business growth, the contribution of additional midstream assets and additional public company costs incurred.

Interest Expense, Net

Net interest expense was $17.3 million for the year ended December 31, 2020 compared to $1.0 million for the year ended December 31, 2019. The increase was primarily due to interest accrued on the senior notes issued in July 2020 of $13.9 million, as well as the timing of our entry into the credit agreement on May 28, 2019, and having a full period of borrowings resulting in interest expense of $7.6 million during 2020, net of capitalized interest of $4.2 million.

Loss from Equity Method Investments

Loss from equity method investments was $9.9 million for the year ended December 31, 2020 and was primarily related to expense associated with an impairment of OMOG’s goodwill at the partnership level in the second quarter of 2020, which was partially offset by income from our other equity method investments. For additional information, see Note 8—Equity Method Investments for further discussion of the Partnership’s equity method investments.

Provision for Income Taxes

We recorded income tax expense of $10.2 million and $26.3 million for the years ended December 31, 2020 and 2019, respectively. The change in our income tax provision was primarily due to a decrease in pre-tax income and the impact of net income attributable to the non-controlling interest for the year ended December 31, 2020. Total income tax expense for the year ended December 31, 2020 differed from amounts computed by applying the federal statutory tax rate to pre-tax income from continuing operations for the period primarily due to net income attributable to the non-controlling interest.

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

We define Adjusted EBITDA as net income before income taxes, interest expense, net of amount capitalized, depreciation, amortization and accretion on assets and liabilities of the Operating Company, our proportional depreciation and interest expense related to equity method investments, our proportional impairments and abandonments related to equity method investments, non-cash general and administrative expense and other non-cash transactions. The GAAP measure most directly comparable to Adjusted EBITDA is net income. However, Adjusted EBITDA should not be considered an alternative to net income or any other measure of financial performance or liquidity presented in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance. Our computation of Adjusted EBITDA excludes some, but not all, items that affect net income because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. As a result of such differences, Adjusted EBITDA as presented below may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$144,705	$185,719	$62,960
Interest expense, net of amount capitalized	17,287	1,039	—
Depreciation, amortization and accretion	53,123	42,336	25,134
Depreciation and interest expense related to equity method investments	32,456	2,641	—
Impairments and abandonments related to equity method investments	16,543	—	—
Non-cash general and administrative	9,317	5,208	—
Other non-cash transactions	189	1,528	—
Provision for income taxes	10,229	26,253	17,359
Adjusted EBITDA	283,849	264,724	$105,453
Less: Adjusted EBITDA prior to the IPO	—	100,743
Adjusted EBITDA subsequent to the IPO	283,849	163,981
Less: Adjusted EBITDA attributable to non-controlling interest	201,994	116,685
Adjusted EBITDA attributable to Rattler Midstream LP	$81,855	$47,296

Liquidity and Capital Resources

Overview

Our sources of liquidity have included cash generated from operations, borrowings under the credit agreement and the issuance of the notes. We believe that cash generated from these sources will be sufficient to meet our short-term working capital and long-term capital expenditure requirements and to make quarterly cash distributions. We do not have any commitment from Diamondback, our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Should we require additional capital, the prolonged volatility in the capital, financial and/or credit markets due to the COVID-19 pandemic, indirect effect of depressed commodity markets and/or adverse macroeconomic conditions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

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
We do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The board of directors of our general partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay distributions to our common unitholders on a quarterly basis or other basis.
On February 17, 2021, the board of directors of the general partner approved a cash distribution for the fourth quarter of 2020 of $0.20 per common unit, payable on March 15, 2021, to common unitholders of record at the close of business on March 8, 2021.
Cash Flows

The following table presents our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$229,899	$218,193
Net cash provided by (used in) investing activities	(180,809)	(578,369)
Net cash provided by (used in) financing activities	(35,796)	362,245
Net increase (decrease) in cash	$13,294	$2,069
Operating Activities
Net cash provided by operating activities increased by $11.7 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to changes in working capital, which include the timing of collections on accounts receivable, and a decline in accrued capital expenditures resulting from the reduction in our capital expenditures budget in 2020.
Investing Activities

Net cash used in investing activities was $180.8 million and $578.4 million during the years ended December 31, 2020 and 2019, respectively, and, in both years, was primarily related to additions to property, plant and equipment and contributions to our equity method investments, which were partially offset by distributions received from our Gray Oak and OMOG equity method investments. See “Item 8. Financial Statements and Supplementary Data—Note 8. Equity Method Investments.”

Financing Activities

Net cash used in financing activities was $35.8 million during the year ended December 31, 2020, primarily related to $345.0 million of payments on the credit facility, net of borrowings under the credit facility, and distributions to our unitholders of $162.4 million which were largely offset by proceeds from the notes offering of $500.0 million.

Net cash used in financing activities was $362.2 million during the year ended December 31, 2019, primarily related to net proceeds of $719.4 million from our IPO of common units and net credit facility borrowings of $424.0 million, partially offset by distributions to our unitholders of $778.1 million during 2019.

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

For the year ended December 31, 2020, our total capital expenditures were $136.8 million, of which $111.2 million was related to produced water disposal assets, $7.9 million was related to crude oil gathering assets, $8.9 million was related to natural gas gathering assets, $8.2 million was related to sourced water assets and $0.6 million was related to real estate assets.

For the year ended December 31, 2019, the total capital contributions by Diamondback to the Predecessor were $456.1 million, of which $9.2 million related to an office building located in Midland Texas, $18.1 million related to land, $9.4 million related to sourced water assets, $228.3 million related to produced water disposal assets, $35.8 million related to crude oil assets, $149.5 million related to the equity method investments in the EPIC and Gray Oak joint ventures, $31.1 million related to elimination of current and deferred liabilities, and $(25.3) million in additional assets and liabilities, net, related to operations. During this period, the Operating Company made capital expenditures of $241.8 million, comprised of $152.8 million related to produced water disposal assets, $27.1 million related to crude oil gathering assets, $38.1 million related to natural gas gathering assets and $23.8 million related to sourced water assets.

We estimate that our total capital expenditures related to midstream assets for 2021 will be between $60 million and $80 million. Our estimated capital expenditures do not include our anticipated total capital commitments related to our equity method investments of approximately $10 million to 20 million. We also estimate $35 million to $45 million of distributions related to our equity method investments. However, this range could decrease due to the continued impact, either directly or indirectly, of the COVID-19 pandemic or depressed crude oil prices on our business.

Based upon current expectations for 2021, we believe that our cash flows from operations, cash on hand and borrowings under our revolving credit facility will be sufficient to fund our operations and anticipated future capital commitments through the 12-month period following the filing of this report.

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
The Operating Company’s credit agreement provides for a revolving credit facility in the maximum credit amount of $600.0 million, which is expandable to $1.0 billion upon our election, subject to obtaining additional lender commitments and satisfaction of customary conditions. In July 2020, we loaned the gross proceeds from the notes offering discussed below to the Operating Company, which used such proceeds to pay down borrowings under its revolving credit facility. As of December 31, 2020, there was $79.0 million of outstanding borrowings, and $521.0 million available for future borrowings, under the credit agreement.

On November 2, 2020, the Partnership and the Operating Company entered into a second amendment to the Operating Company’s credit agreement with Wells Fargo, as the administrative agent, and the lenders party thereto. The second amendment permits us to conduct common unit repurchases in connection with the common unit repurchase program discussed above under “—2020 Transactions and Recent Developments—Implementation of Common Unit Repurchase Program.”
As of December 31, 2020, the Operating Company was in compliance with all financial maintenance covenants under the credit agreement.

For additional information regarding the revolving credit facility, see Note 9—Debt included in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Notes Offering

On July 14, 2020, we completed an offering of our 5.625% senior notes due 2025 in the aggregate principal amount of $500.0 million. We received net proceeds of approximately $489.5 million from the notes offering. We loaned the gross proceeds of the notes offering to the Operating Company, which used such proceeds to repay then outstanding borrowings under its credit agreement.

The notes were issued under an indenture, dated as of July 14, 2020, among the Partnership, as issuer, the Operating Company, Tall Towers, Rattler OMOG LLC and Rattler Ajax Processing LLC, our subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee, which we refer to as the indenture. Pursuant to the indenture, interest on the notes accrues at a rate of 5.625% per annum on the outstanding principal amount thereof from July 14, 2020, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2021. The notes will mature on July 15, 2025.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Credit agreement(1)	$79,000	$—	$—	$79,000	$—
Senior notes	500,000	—	—	500,000	—
Interest expense related to the senior notes(2)	140,625	28,125	56,250	56,250	—
Operating leases (3)	595	595	—	—	—
Volume commitment agreement(4)	55,663	4,563	9,126	9,124	32,850
Total	$775,883	$33,283	$65,376	$644,374	$32,850
(1)    Includes the outstanding principal amount under the revolving credit facility. The table does not include commitment fees, interest expense or other fees payable under this floating rate facility as we cannot predict the timing of future borrowings and repayments or interest rates to be charged.
(2)    Interest represents the scheduled cash payments on the notes.
(3)    Operating lease obligations represent future commitments for equipment leases.
(4)    Volume commitment agreement represents a commitment to deliver contracted volumes of produced water for disposal services to a third party under an agreement which has a term of fourteen years.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.

Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated by our management, requiring certain assumptions to be made with respect to values or conditions that cannot be known with certainty at the time the consolidated financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Critical accounting policies cover accounting estimates that are inherently uncertain because the future resolution of such matters is unknown and actual results could differ from those estimates.

We evaluate these estimates on an ongoing basis, using historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include (i) depreciation of our long-lived assets, including intangible lease assets, (ii) impairment of long-lived assets, (iii) accounting for equity method investments, (iv) asset retirement obligations and (v) estimate of income taxes.

Below, we have provided expanded discussion of our most critical accounting estimates, assumptions, judgments and uncertainties that are inherent in our application of GAAP.

Property, Plant and Equipment Depreciation

Property, plant and equipment is recorded at cost upon acquisition. Expenditures which extend the useful lives of existing property, plant and equipment are capitalized. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized in the consolidated statement of operations. The historical cost and any subsequent capitalized expenditures for our property, plant and equipment is depreciated using the straight-line method over the useful lives of the assets ranging from ten to thirty years.

The determination of estimated useful lives is a significant element in calculating depreciation, amortization and accretion on our property, plant and equipment. If the useful lives of assets were found to be shorter than originally estimated, depreciation, amortization and accretion charges would be accelerated.

Impairment of Long-Lived Assets

Whenever triggering events occur which indicate we may not be able to recover the carrying amount of our long-lived assets we evaluate whether our long-lived assets have been impaired. Impairment exists when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Our impairment analysis requires management to apply judgment in grouping our assets appropriately, identifying impairment indicators, and estimating future cash flows for these asset groupings. Our estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration. If we determine the carrying amount of the long-lived asset is not recoverable, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value. The asset’s carrying value is then reduced to its estimated fair value with an offsetting charge to impairment expense.

Fair value represents the estimated price between market participants to sell an asset in the principal or most advantageous market for the asset, based on assumptions a market participant would make. When indicators of impairment are present, we assess the fair value of our long-lived assets using commonly accepted techniques such as internally developed forecasts of the assets future profitability and cash flow, and may use more than one source in making such assessments. The factors used to determine fair value rely on management’s judgment and expertise. A reduction of the carrying value of fixed assets would represent a Level 3 fair value measurement.

If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to additional impairment charges. Prolonged periods of lower commodity prices may adversely affect our estimate of future operating results through lower throughput volumes on our assets and less demand for our sourced water and produced water services, which could result in future impairment charges due to the potential impact on our operations and cash flows.

Equity Method Investments

An investment of less than 50% in an investee over which the Partnership exercises significant influence but does not have control is accounted for using the equity method. Additionally, an investment of greater than 50% in an investee over which the Partnership does not exercise significant influence or have control is also accounted for using the equity method. Under the equity method, the Partnership’s share of the investee’s earnings or loss is recognized in the statement of operations. The Partnership’s proportionate share of the income or loss from equity method investments is recognized on a one-month lag for all equity method investments. The Partnership reviews its investments to determine if a loss in value which is other than a temporary decline has occurred. If such a loss has occurred, the Partnership recognizes an impairment provision.

Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions, material intercompany transactions and extent of ownership by an investor in relation to the concentration of other shareholdings. Control typically exists when an entity holds a greater than 50% ownership interest in an investee, but is also determined by other factors such as contract, operating control, management influence and economic interest. Additionally, an investment in a limited liability company that maintains a specific ownership account for each investor shall be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling investment shall be accounted for using the cost method or the equity method. Investments of greater than 3% to 5% are considered more than minor and, therefore, should be accounted for using the equity method. For investments where the Partnership has less than a 20% ownership interest, the investment is accounted for as an equity method investment as the Partnership has the ability to exercise significant influence.

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

Income Taxes

On May 24, 2019, we elected to be treated as a corporation for U.S. federal income tax purposes. The amount of income taxes we record requires interpretations of complex rules and regulations of federal, state, provincial and foreign tax jurisdictions.
We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized after considering all positive and negative evidence available concerning the realizability of our deferred tax assets.

Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for a full listing of our significant accounting policies.

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

Credit Risk

We are subject to counterparty credit risk related to our midstream commercial contracts, lease agreements and joint venture receivables. We derive substantially all of our revenue from our commercial agreements with Diamondback. As a result, we are directly affected by changes to Diamondback’s business related to operational and business risks or otherwise. We cannot predict the extent to which Diamondback’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Diamondback’s ability to execute its drilling and development program or to perform under our agreements. While we monitor the creditworthiness of purchasers, lessees and joint venture partners with which we conduct business, we are unable to predict sudden changes in solvency of these counterparties and may be exposed to associated risks. Non-performance by a counterparty could result in significant financial losses.
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
As of December 31, 2020, we had $79.0 million of outstanding borrowings and $521.0 million available for future borrowings under the credit agreement. The weighted average interest rate on borrowings under the credit agreement was 2.10% as of December 31, 2020.

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

As of December 31, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of December 31, 2020, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of our general partner is responsible for establishing and maintaining adequate internal control over financial reporting of the Partnership. The Partnership’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer of our general partner to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Partnership’s financial statements for external purposes in accordance with generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in the Partnership’s internal control over financial reporting and determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm. This Annual Report does not include an attestation report of the company’s registered public accounting firm due to the SEC rules applicable to “emerging growth companies.” We will remain an “emerging growth company,” as defined in Rule 12b-2 of the Exchange Act, for up to five full fiscal years following the IPO, although we will lose such status sooner if we have more than $1.07 billion of revenues in a fiscal year, become a large accelerated filer or issue more than $1.07 billion of non-convertible debt cumulatively over a three-year period.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of Rattler Midstream LP

We are managed and operated by the board of directors and the executive officers of our general partner.

Diamondback owns all of the membership interests in our general partner. As a result of owning our general partner, Diamondback has the right to appoint all members of the board of directors of our general partner, including the independent directors. Our common unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operation. Our general partner owes certain duties to our common unitholders as well as a fiduciary duty to its owner.

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

Executive Officers and Directors of Our General Partner

The following table presents information regarding the executive officers and directors of our general partner as of January 31, 2021. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board of directors of our general partner. There are no family relationships among any of our general partner’s directors or executive officers.

Name	Age	Position With Our General Partner
Travis D. Stice	59	Chief Executive Officer and Director
Kaes Van't Hof	34	President and Director
Teresa L. Dick	51	Chief Financial Officer, Executive Vice President and Assistant Secretary
Matt Zmigrosky	42	Executive Vice President, General Counsel and Secretary
Steven E. West	60	Chairman of the Board
Laurie H. Argo	48	Director
Arturo Vivar	58	Director

Travis D. Stice. Mr. Stice has served as Chief Executive Officer and a director of our general partner since July 2018. He has served as Chief Executive Officer of Diamondback since January 2012 and as a director since November 2012. Mr. Stice has also served as the Chief Executive Officer and a director of the general partner of Viper since February 2014. Prior to his current positions with our general partner, Diamondback and Viper’s general partner, he served as Diamondback’s President and Chief Operating Officer from April 2011 to January 2012. From November 2010 to April 2011, Mr. Stice served as a Production Manager of Apache Corporation, an oil and gas exploration company. Mr. Stice served as a Vice President of Laredo Petroleum Holdings, Inc., an oil and gas exploration and production company, from September 2008 to September 2010 and as a Development Manager of ConocoPhillips/Burlington Resources Mid-Continent Business Unit, an oil and gas exploration company, from April 2006 until August 2008. Prior to that, Mr. Stice held a series of positions of increasing responsibilities at Burlington Resources, most recently as a General Manager, Engineering, Operations and Business Reporting of its Mid-Continent Division from January 2001 until Burlington Resources’ acquisition by ConocoPhillips in March 2006. He started his career with Mobil Oil in 1985. Mr. Stice has over 35 years of industry experience in production operations, reservoir engineering, production engineering and unconventional oil and gas exploration and over 20 years of management experience. Mr. Stice graduated from Texas A&M University with a Bachelor of Science degree in Petroleum Engineering. Mr. Stice is a registered engineer in the State of Texas, and is a 35-year member of the Society of Petroleum Engineers.

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

Teresa L. Dick. Ms. Dick has served as Chief Financial Officer, Executive Vice President and Assistant Secretary of our general partner since July 2018. She has also served as Diamondback’s Executive Vice President and Chief Accounting Officer since March 2019. Ms. Dick served as Diamondback’s Executive Vice President and Chief Financial Officer from February 2017 to February 2019, as its Assistant Secretary since October 2012, as its Chief Financial Officer and Senior Vice President from November 2009 to February 2017 and as its Corporate Controller from November 2007 until November 2009. Ms. Dick has also served as Chief Financial Officer, Executive Vice President and Assistant Secretary of the general partner of Viper since February 2017 and served as its Chief Financial Officer, Senior Vice President and Assistant Secretary from February 2014 to February 2017. From June 2006 to November 2007, Ms. Dick held a key management position as the Controller/Tax Director at Hiland Partners, a publicly-traded midstream energy MLP. Ms. Dick has over 20 years of accounting experience, including over eight years of public company experience in both audit and tax areas. Ms. Dick received her Bachelor of Business Administration degree in Accounting from the University of Northern Colorado. Ms. Dick is a certified public accountant and a member of the American Institute of CPAs and the Council of Petroleum Accountants Societies.

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

Laurie H. Argo. Ms. Argo is a director of our general partner. Since August 2018, Ms. Argo has served as a director and member of the audit committee of EVRAZ plc, a multinational, vertically integrated steel making and mining company. From January 2015 until September 2017, Ms. Argo served as Senior Vice President of Enterprise Products Holdings LLC, the general partner of Enterprise Products Partners L.P., a midstream natural gas and crude oil pipeline company. From January 2014 to January 2015, Ms. Argo was Vice President, NGL Fractionation, Storage and Unregulated Pipelines of Enterprise

Products Partners L.P. From October 2014 to February 2015, Ms. Argo was President and Chief Executive Officer of OTLP GP, LLC, the general partner of Oiltanking Partners, L.P. and an affiliate of Enterprise Products Partners L.P. From 2005 to January 2014, Ms. Argo held various positions in the NGL and Natural Gas Processing businesses for Enterprise Products Partners L.P., where her responsibilities included the commercial and financial management of four joint venture companies. From 2001 to 2004, Ms. Argo worked for San Diego Gas and Electric Company in San Diego, California, and PG&E Gas Transmission, a subsidiary of PG&E Corporation, in Houston, Texas, from 1997 to 2000. Ms. Argo earned a Master of Business Administration from National University in La Jolla, California and graduated from St. Edward’s University in Austin, Texas with a degree in Accounting. Ms. Argo has over 20 years of experience in the energy industry.

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

While the board of directors of our general partner is ultimately responsible for our risk oversight, its two committees assist the board in fulfilling its oversight responsibilities in certain areas of risk. The audit committee assists the board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and discusses policies with respect to risk assessment and risk management. The conflicts committee assists the board in fulfilling its oversight responsibilities with respect to specific matters that the board believes may involve conflicts of interest.

Meetings of the Board of Directors

    During 2020, the board of directors of our general partner met six times. Each director attended 100% of the meetings of the board and the committees of the board on which he or she served that occurred during 2020.

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

Committees of the Board of Directors

The board of directors of our general partner has an audit committee and a conflicts committee. We do not have a compensation committee or a nominating and corporate governance committee. Rather, the board of directors of our general partner has authority over compensation matters and nominating and corporate governance matters.

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

The executive officers of our general partner, as well as the employees of Diamondback who provide services to us, may participate in employee benefit plans and arrangements sponsored by Diamondback, including plans that may be established in the future. Certain of our general partner’s executive officers and employees and certain employees of Diamondback who provide services to us currently hold grants under Diamondback’s and Viper’s equity incentive plans. Except with respect to any awards that may be granted under the LTIP, the executive officers of our general partner do not receive separate amounts of compensation in relation to the services they provide to us. In accordance with the terms of our partnership agreement and the operational service and secondment agreement, we reimburse Diamondback for compensation related expenses attributable to the portion of the executive’s time dedicated to providing services to us. Although we bear an allocated portion of Diamondback’s costs of providing compensation and benefits to employees who serve as executive officers of our general partner, we have no control over such costs and do not establish nor direct the compensation policies or practices of Diamondback. Except with respect to awards granted under the LTIP, compensation paid or awarded by us in 2020 consisted only of the portion of compensation paid by Diamondback that is allocated to us and our general partner pursuant to Diamondback’s allocation methodology and subject to the terms of our partnership agreement.

A full discussion of the compensation programs for Diamondback’s executive officers and the policies and philosophy of the compensation committee of Diamondback’s board of directors will be set forth in Diamondback’s 2021 proxy statement under the heading “Compensation Discussion and Analysis.” Specifically, compensation paid directly by us through our LTIP or indirectly by us through reimbursement pursuant to our partnership agreement will be included in the amounts set forth in certain of the tables included in Diamondback’s 2021 proxy statement, with awards outstanding pursuant to our LTIP separately identified.

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

During 2020, our general partner made grants under the LTIP of phantom units to the non-employee directors of our general partner (see “–Director Compensation” below for information regarding those awards). In addition, on May 28, 2019, our general partner granted 114,286 and 1,142,857 phantom units, respectively, to Messrs. Stice and Van’t Hof under the LTIP, with each such grant vesting in five equal installments beginning on May 28, 2020.

Administration

The LTIP is administered by the board of directors of our general partner pursuant to its terms and all applicable state, federal, or other rules or laws. The board of directors of our general partner has the power to determine to whom and when awards will be granted, determine the amount of awards (measured in cash or common units), proscribe and interpret the terms and provisions of each award agreement (the terms of which may vary), accelerate the vesting provisions associated with an award, delegate duties under the LTIP and execute all other responsibilities permitted or required under the LTIP.

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

The following table sets forth the aggregate dollar amount of all fees paid to each of the non-employee directors of our general partner during 2020 for their services on the board:

Name	Fees Earned or Paid in cash(a)	Unit Awards(b)	Total
Steven E. West(c)	$75,000	$90,621	$165,621
Laurie H. Argo(c)	73,750	90,621	164,371
Arturo Vivar(c)	73,750	90,621	164,371
(a)This column reflects the value of a director’s annual retainer.
(b)The amount in this column represents the aggregate grant date fair value of phantom units granted in the fiscal year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation - Stock Compensation.” Distribution equivalent rights are not reflected in the aggregate grant date fair value of phantom unit awards.
(c)Each of Ms. Argo and Messrs. West and Vivar received a grant of 11,011 phantom units on July 10, 2020, which will vest and settle on July 10, 2021, pursuant to the LTIP, with each unit having a grant date fair value of $8.23. Each phantom unit is the economic equivalent of one of our common units.

Messrs. Stice and Van’t Hof are directors of our general partner, and are also executive officers of our general partner and employees of Diamondback E&P LLC. Messrs. Stice and Van’t Hof have received awards pursuant to the LTIP for their service as executive officers or employees, respectively, and unrelated to their service as directors of our general partner. These awards are reflected in the tables contained in Diamondback’s 2021 proxy statement under the heading “Compensation Discussion and Analysis.”
Compensation Committee Interlocks and Insider Participation

As previously noted, our general partner’s board of directors is not required to maintain, and does not maintain, a separate compensation committee. Messrs. Van’t Hof and Stice, each a director and executive officer of our general partner, are also directors and executive officers of Diamondback. However, all compensation decisions with respect to Messrs. Van’t Hof and Stice are made by Diamondback and Messrs. Van’t Hof and Stice do not receive any compensation directly from us or our general partner except for awards under our LTIP. As described in “– Compensation Discussion and Analysis,” decisions regarding the compensation of our general partner’s executive officers are made by Diamondback. See “Items 1 and 2. Business and Properties–Our Relationship with Diamondback” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” for more information about relationships among us, our general partner and Diamondback.

Compensation Policies and Practices as They Relate to Risk Management

We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of Diamondback perform services on our behalf. See “–Compensation Discussion and Analysis” and “Items 1 and 2. Business and Properties–Our Relationship with Diamondback” for more information about this arrangement. For an analysis of any risks arising from Diamondback’s compensation policies and practices, see Diamondback’s 2021 proxy statement. We have made awards of unit options subject to time-based vesting under our LTIP, which we believe drive a long-term perspective and which we believe make it less likely that our general partner’s executive officers will take unreasonable risks because the unit options retain value even in a depressed market.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Holdings of Officers and Directors

The following table presents information regarding the beneficial ownership of our common units as of January 31, 2021 by:

•our general partner;
•each of our general partner’s directors and executive officers; and
•all of our general partner’s directors and executive officers as a group.

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Common Units Beneficially Owned
Rattler Midstream GP LLC	—	—
Travis D. Stice(2)	104,557	*
Kaes Van’t Hof(3)	144,628	*
Teresa L. Dick(4)	14,389	*
Matt Zmigrosky(5)	5,795	*
Laurie H. Argo(6)	6,214	*
Arturo Vivar(6)	19,964	*
Steven E. West(6)	34,264	*
All directors and executive officers of our general partner as a group (7 persons)	329,811	*
*    Less than 1%
(1)Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. In computing percentage ownership of each person, (i) common units subject to options held by that person that are exercisable as of January 31, 2021 and (ii) common units subject to options or phantom units held by that person that are exercisable or vesting within 60 days of January 31, 2021 are all deemed to be beneficially owned. These common units, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of common units beneficially owned is based on 41,923,068 common units outstanding as of January 31, 2021. Unless otherwise indicated, all amounts exclude common units issuable upon the exercise of outstanding options and vesting of phantom units that are not exercisable and/or vested as of January 31, 2021 or within 60 days of January 31, 2021. Unless otherwise noted, the address for each beneficial owner listed below is 500 West Texas Avenue, Suite 1200, Midland, Texas 79701. Except as noted, each unitholder in the above table is believed to have sole voting and sole investment power with respect to the units beneficially held.
(2)All of these units are held by Stice Investments, Ltd., which is managed by Stice Management, LLC, its general partner. Mr. Stice and his spouse hold 100% of the membership interests in Stice Management, LLC, of which Mr. Stice is the manager. Excludes 91,429 phantom units, that are scheduled to vest in four remaining equal installments beginning on May 28, 2021.
(3)Excludes 914,286 phantom units, that are scheduled to vest in four equal installments beginning on May 28, 2021.
(4)Excludes 45,714 phantom units, that are scheduled to vest in four equal installments beginning on May 28, 2021.
(5)Excludes 18,286 phantom units, that are scheduled to vest in four equal installments beginning on May 28, 2021.
(6)Excludes 11,011 phantom units, that are scheduled to vest on July 10, 2021.

The following table sets forth, as of January 31, 2021, the number of shares of common stock of Diamondback beneficially owned by each of the directors and executive officers of our general partner and all directors and executive officers of our general partner as a group.

	Shares of Diamondback Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Travis D. Stice(2)	462,480	*
Kaes Van’t Hof(3)	38,222	*
Teresa L. Dick(4)	50,603	*
Matt Zmigrosky(5)	10,499	*
Laurie H. Argo	—	—
Arturo Vivar	—	—
Steven E. West(6)	9,291	*
All directors and executive officers as a group (7 persons)	571,095	*
*    Less than 1%.
(1)Beneficial ownership is determined in accordance with SEC rules. In computing percentage ownership of each person, (i) shares of common stock subject to options held by that person that are exercisable as of January 31, 2021 and (ii) shares of common stock subject to options or restricted stock units held by that person that are exercisable or vesting within 60 days of January 31, 2021, are all deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of shares beneficially owned is based on 158,002,899 shares of common stock outstanding as of January 31, 2021. Unless otherwise indicated, all amounts exclude shares issuable upon the exercise of outstanding options and vesting of restricted stock units that are not exercisable and/or vested as of January 31, 2021 or within 60 days of January 31, 2021. Except as noted, each stockholder in the above table is believed to have sole voting and sole investment power with respect to the shares of common stock beneficially held.
(2)All of these shares are held by Stice Investments, Ltd., which is managed by Stice Management, LLC, its general partner. Mr. Stice and his spouse hold 100% of the membership interests in Stice Management, LLC, of which Mr. Stice is the manager. Includes 25,811 restricted stock units, that are scheduled to vest on March 1, 2021. Excludes 14,825 restricted stock units, that are scheduled to vest on March 1, 2022. Also excludes (i) 34,133 performance-based restricted stock units awarded on February 13, 2018, that vested effective December 31, 2020 (representing 112% vesting of the originally reported amount) based upon final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2020 by Diamondback’s compensation committee, (ii) 49,436 performance-based restricted stock units awarded to Mr. Stice on March 1, 2019, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2021 and (iii) 66,714 performance-based restricted stock units awarded to Mr. Stice on March 1, 2020, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022.
(3)Includes 12,046 restricted stock units, that are scheduled to vest on March 1, 2021. Excludes (i) 6,918 restricted stock units, that are scheduled to vest on March 1, 2022, (ii) 8,790 restricted stock units, that are scheduled to vest in five equal annual installments beginning on March 1, 2025, (iii) 6,693 performance-based restricted stock units awarded on February 13, 2018, that vested effective December 31, 2020 (representing 112% vesting of the originally reported amount) based upon final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2020 by Diamondback’s compensation committee, (iv) 23,070 performance-based restricted stock units awarded on March 1, 2019, that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2021, (v) 13,183 performance-based restricted stock units awarded to Mr. Van’t Hof on March 1, 2019, that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2021 and are scheduled to vest in five equal annual installments beginning on March 1, 2025 and (vi) 31,133 performance-based restricted stock units awarded to Mr. Van’t Hof on March 1, 2020, that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022.
(4)Includes 6,883 restricted stock units, that are scheduled to vest on March 1, 2021. Excludes 3,953 restricted stock units, that are scheduled to vest on March 1, 2022. Also excludes (i) 9,370 performance-based restricted stock units awarded to Ms. Dick on February 13, 2018, that vested effective December 31, 2020 (representing 112% vesting of the originally reported amount) based upon final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2020 by Diamondback’s compensation committee, (ii) 13,183 performance-based restricted stock units awarded to Ms. Dick on March 1, 2019, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending December 31, 2021 and (iii) 17,790 performance-based restricted stock units awarded to Ms. Dick on March 1, 2020, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022.
(5)Includes 5,507 restricted stock units, that are scheduled to vest on March 1, 2021. Excludes 3,162 restricted stock units, that are scheduled to vest on March 1, 2022. Also excludes (i) 10,546 performance-based restricted stock units awarded to Mr. Zmigrosky on March 1, 2019, that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2021 and (ii) 14,232 performance-based restricted stock units awarded to Mr. Zmigrosky on March 1, 2020, that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022.
(6)Excludes 2,965 restricted stock units that are scheduled to vest on the earlier of the one-year anniversary of the date of grant and the date of the 2021 annual meeting of stockholders of Diamondback.

Holdings of Major Unitholders

The following table sets forth certain information regarding the beneficial ownership of our common units and Class B units as of February 19, 2021 by each unitholder known by us to beneficially own 5% or more of our common units or Class B units.

	Common Units		Class B Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class Beneficially Owned	Amount and Nature of Beneficial Ownership(1)	Percentage of Class Beneficially Owned
Diamondback Energy, Inc.(2) 500 West Texas Avenue, Suite 1200 Midland, Texas 79701	—	—	107,815,152	100%
ClearBridge Investments, LLC (3) 620 8th Avenue New York, NY 10018	3,224,170	7.7%	—	—
Capital World Investors.(4) 333 South Hope Street Los Angeles, CA 90071	2,859,750	6.8%	—	—
Zimmer Partners, LP (5) 9 West 57th Street, 33rd Floor New York, NY 10019	2,336,799	5.6%	—	—
Kayne Anderson Capital Advisors, LP (6) 1800 Avenue of the Stars, Third Floor Los Angeles, CA 90067	2,240,431	5.3%	—	—
(1)Beneficial ownership is determined in accordance with SEC rules. The percentage of common units beneficially owned is based on 41,923,068 common units outstanding as of January 31, 2021. Except as noted, each unitholder in the above table is believed to have sole voting and sole investment power with respect to the common units and Class B units beneficially held.
(2)Diamondback Energy, Inc. is a publicly traded company and holds no common units and no Class B units directly. Diamondback has the beneficial ownership of 107,815,152 Class B units, which are held by Energen Resources Corporation, its indirect wholly owned subsidiary (“Energen Resources”). The 107,815,152 Class B units, together with the same number of units of the Operating Company (each, an “OpCo unit”), held by Energen Resources, are exchangeable from time to time, at Diamondback’s discretion, for common units (that is, one OpCo unit and one Class B unit, together, are exchangeable for one common unit), and, as a result, Diamondback may be deemed to have the beneficial ownership of such common units. Diamondback also has shared voting and dispositive power of 107,815,152 Class B units held by Energen Resources, which represent 100% of the outstanding Class B units. The directors of Diamondback are Travis D. Stice, Steven E. West, Vincent K. Brooks, Michael P. Cross, David L. Houston, Stephanie K. Mains, Mark L. Plaumann and Melanie M. Trent. Travis D. Stice is the sole director of Energen Resources.
(3)Based solely on Schedule 13G/A filed with the SEC on February 11, 2021 by ClearBridge Investments, LLC (“ClearBridge”). The securities reported are beneficially owned by one or more open‑end investment companies or other managed accounts that are investment management clients of ClearBridge, an indirect wholly owned subsidiary of Franklin Resources, Inc. ClearBridge reported beneficial ownership of, as well as sole voting power and sole dispositive power over, 3,224,170 common units. No shared voting power and no shared dispositive power was reported by ClearBridge.
(4)Based solely on Schedule 13G filed with the SEC on February 16, 2021 by Capital World Investors (“Capital World”), a division of Capital Research and Management Company. Capital World reported beneficial ownership of, as well as sole voting power and sole dispositive power over, 2,859,750 common units. No shared voting power and no shared dispositive power was reported by Capital World.
(5)Based solely on Schedule 13G jointly filed with the SEC on January 11, 2021 by Zimmer Partners, LP, Sequentis Financial LLC, Zimmer Partners GP, LLC and Stuart J. Zimmer. Zimmer Partners, LP reported beneficial ownership of, as well as shared voting power and shared dispositive power over, 2,336,799 common units. Sequentis Financial LLC reported beneficial ownership of, as well as shared voting power and shared dispositive power over, 2,336,799 common units. Zimmer Partners GP, LLC reported beneficial ownership of, as well as shared voting power and shared dispositive power over, 2,336,799 common units. Stuart J. Zimmer reported beneficial ownership of, as well as shared voting power and shared dispositive power over, 2,336,799 common units. No sole voting power and no sole dispositive power was reported by any filer.
(6)Based solely on Schedule 13G jointly filed with the SEC on January 29, 2021 by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne. Kayne Anderson Capital Advisors, L.P. reported beneficial ownership of, as well as shared voting power and shared dispositive power over, 2,240,431 common units. Richard A. Kayne reported beneficial ownership of, as well as shared voting power and shared dispositive power over, 2,240,431 common units. No sole voting power and no sole dispositive power was reported by any filer.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	2,089,668	—	12,755,210
(1)This information relates to our LTIP, which our general partner adopted at the closing of the IPO in May 2019. For a description of the LTIP, see “Item 11. Executive Compensation– Long-Term Incentive Plan.”

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

Treatment of Equity Awards Granted under the LTIP Upon Termination, Resignation and Death or Disability of Certain Executive Officers of our General Partner and Change of Control

The following sets forth information with respect to the treatment of the unvested equity awards, which were granted to the executive officers of our general partner and were outstanding as of December 31, 2020 under the LTIP, in connection with certain termination events, including a termination related to a change of control of Rattler or Diamondback.
Under the terms of Mr. Stice’s employment agreement with Diamondback and the terms of the phantom unit awards made to Mr. Stice under the LTIP, all unvested phantom unit awards granted to Mr. Stice will accelerate and immediately vest in the following circumstances: (i) upon the change of control of Rattler or Diamondback, provided that Diamondback is the sole general partner of Rattler, (ii) Mr. Stice’s termination without cause, (iii) Mr. Stice’s resignation for good reason, or (iv) Mr. Stice’s death or disability. As of December 31, 2020, Mr. Stice held 91,429 unvested phantom units granted under the LTIP, all which are scheduled to vest in four equal installments beginning on May 28, 2021, and had a value of $866,747 as of December 31, 2020.
Under the terms of Mr. Van’t Hof’s, Ms. Dick’s and Mr. Zmigrosky’s phantom unit awards made to these executive officers of our general partner under the LTIP, all of their unvested phantom unit awards will accelerate and immediately vest upon the change of control of Rattler or Diamondback, provided that Diamondback is the sole general partner of Rattler, or upon such executive officer’s death or disability. As of December 31, 2020, Mr. Van’t Hof held 914,286 unvested phantom units granted under the LTIP, all of which are scheduled to vest in four equal annual installments beginning on May 28, 2021, and had a value of $8,667,431 as of December 31, 2020; Ms. Dick held 45,714 unvested phantom units granted under the LTIP, all of which are scheduled to vest in four equal annual installments beginning on May 28, 2021, and had a value of $433,369 as of December 31, 2020; and Mr. Zmigrosky held 18,286 unvested phantom units granted under the LTIP, all of which are scheduled to vest in four equal annual installments beginning on May 28, 2021, and had an aggregate value of $173,351 as of December 31, 2020.

No other executive officers of our general partner held equity awards under the LTIP as of December 31, 2020.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Agreements and Transactions with Affiliates

We have entered into certain agreements and transactions with Diamondback and its affiliates.

Commercial Agreements

The Partnership derives substantially all of its revenue from its commercial agreements with Diamondback for the provision of midstream services. Under the crude oil gathering agreement, we receive a volumetric fee per Bbl for gathering, transporting and delivering crude oil produced by Diamondback within the Dedicated Acreage. Under the natural gas gathering agreement, we receive a volumetric fee per MMBtu for gathering, compressing, transporting and delivering all natural gas produced by Diamondback within the Dedicated Acreage. Under the produced gathering and disposal agreement, we receive a volumetric fee per Bbl for gathering, transporting and disposing all produced water generated from operating crude oil and natural gas wells within the Dedicated Acreage. Under the sourced water gathering agreement, we receive a volumetric fee per Bbl for sourcing, transporting and delivering all raw sourced water and recycled sourced water required by Diamondback to carry out its oil and natural gas activities within the Dedicated Acreage. On May 5, 2020, the Partnership amended its commercial agreements to, among other things, in certain cases add new areas to the dedication and commitment of Diamondback and its affiliates and revise the threshold for permitting releases of dedications in connection with transfers or swaps by Diamondback or its affiliates.

Fasken Center Agreement

Under this agreement, Diamondback leases from us certain office space located within the Fasken Center in Midland, Texas.

Partnership Agreement

Under this agreement, the Partnership reimburses the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not limit the amount of expenses for which its General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on its behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. See “Item 10—Directors, Executive Officers and Corporate Governance—Reimbursement of Expenses of our General Partner” for more details regarding the reimbursement provisions of our partnership agreement

Services and Secondment Agreement

Under this agreement, Diamondback seconds certain operational, construction, design and management employees and contractors of Diamondback to our general partner, us and our subsidiaries, or, collectively, the partnership parties, to provide management, maintenance and operational functions with respect to our assets. During their period of secondment, the seconded employees are under the direct management, supervision and control of Diamondback and its subsidiaries (other than the partnership parties) with respect to the provision of services to the partnership parties.

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

Distributions paid to Diamondback

Diamondback is entitled to receive its pro rata portion of the distributions the Operating Company makes in respect of the OpCo units. However, Diamondback is not entitled to receive cash distributions on our Class B units that it beneficially owns, except to the extent of the cash preferred distributions equal to 8% per annum payable quarterly on the $1.0 million capital contribution it made to us. During the year ended December 31, 2020, Diamondback received distributions from the Operating Company in the aggregate amount of $115.4 million.

Tax Sharing Agreement
Under this agreement, the Operating Company reimburses Diamondback for our share of state and local income and other taxes for which the Operating Company’s results are included in a combined or consolidated tax return filed by Diamondback. The amount of any such reimbursement is limited to the tax that the Operating Company would have paid had it not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which OpCo may be a member for this purpose, to owe less or no tax. In such a situation, the Operating Company agreed to nevertheless reimburse Diamondback for the tax the Operating Company would have owed had the attributes not been available or used for its benefit, even though Diamondback had no cash tax expense for that period.

The following table presents the Partnership’s revenues generated or expenses incurred under these agreements or through transactions with Diamondback during the year ended December 31, 2020.

Year Ended December 31, 2020
(In thousands)
Revenues Generated under Agreements and Transactions with Affiliates
Produced water gathering and disposal commercial agreement	$281,106
Sourced water gathering commercial agreement	$67,336
Natural gas gathering commercial agreement	$20,479
Crude oil gathering commercial agreement	$10,006
Surface revenue transactions	$162
Fasken Center agreement	$7,801
Expenses Incurred under Agreements with Affiliates
Services and Secondment agreement	$5,906
Partnership agreement	$742
Tax Sharing agreement	$206

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

Director Independence

The information required by Item 407(a) of Regulation S-K is included in “Item 10. Directors, Executive Officers and Corporate Governance” above.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors of our general partner selected Grant Thornton LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the years ended December 31, 2020 and 2019. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to our annual reports for the years ended December 31, 2020 and 2019 were approved by the audit committee.

The following table summarizes the aggregate Grant Thornton LLP fees that were allocated to us for independent auditing, tax and related services:

	Year Ended December 31,
	2020	2019
	(In thousands)
Audit fees(1)	$365	$442
Audit-related fees(2)	66	—
Tax fees(3)	—	—
All other fees(4)	—	—
Total	$431	$442
(1)Audit fees represent amounts billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews.
(2)Audit-related fees represent amounts billed for each of the periods presented for professional services rendered in connection with those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters.
(3)Tax fees represent amounts billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning.
(4)All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents included in this report:
1. Financial Statements
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Comprehensive Income	F-4
	Consolidated Statements of Changes in Unitholders’ Equity	F-5
	Consolidated Statements of Cash Flows	F-7
	Notes to Consolidated Financial Statements	F-8

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

4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on July 14, 2020).

3. Exhibits
Exhibit Number	Description
4.2
Registration Rights Agreement, dated May 28, 2019, by and between Rattler Midstream LP and Energen Resources Corporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

4.3
Indenture, dated as of July 14, 2020, among Rattler Midstream LP, as issuer, Rattler Midstream Operating LLC, Tall City Towers LLC, Rattler OMOG LLC and Rattler Ajax Processing LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee (including the form of Rattler Midstream LP’s 5.625% Senior Notes due 2025) (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38919) filed on July 14, 2020).

10.1^
Gas Gathering and Compression Agreement by and between Diamondback E&P LLC and Rattler Midstream Operating LLC (formerly Rattler Midstream LLC), effective as of January 1, 2018 (incorporated by reference to Exhibit 10.4 of Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226645) filed on May 6, 2019).

10.2
First Amendment to Gas Gathering and Compression Agreement by and between Diamondback E&P LLC and Rattler Midstream Operating LLC (formerly Rattler Midstream LLC), effective as of September 5, 2018 (incorporated by reference to Exhibit 10.5 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226645) filed on February 20, 2019).

10.3^
Second Amendment to Gas Gathering and Compression Agreement by and between Diamondback E&P LLC, Diamondback O&G LLC and Rattler Midstream Operating LLC (formerly Rattler Midstream LLC), effective as of May 5, 2020 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38919) filed on May 8, 2020).

10.4^
Amended and Restated Crude Oil Gathering Agreement by and between Diamondback E&P LLC and Rattler Midstream Operating LLC (formerly Rattler Midstream LLC), effective as of January 1, 2018 (incorporated by reference to Exhibit 10.6 of Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226645) filed on May 6, 2019).

10.5^
First Amendment to Amended and Restated Crude Oil Gathering Agreement by and between Diamondback E&P LLC, Energen Resources Corporation, Diamondback O&G LLC and Rattler Midstream Operating LLC, effective as of May 5, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38919) filed on May 8, 2020).

10.6^
Amended and Restated Produced and Flowback Water Gathering and Disposal Agreement by and between Diamondback E&P LLC and Rattler Midstream Operating LLC (formerly Rattler Midstream LLC), effective as of January 1, 2018 (incorporated by reference to Exhibit 10.7 of Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226645) filed on May 6, 2019).

10.7^
First Amendment to Amended and Restated Produced and Flowback Water Gathering and Disposal Agreement by and between Diamondback E&P LLC, Energen Resources Corporation, Diamondback O&G LLC and Rattler Midstream Operating LLC, effective as of May 5, 2020 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38919) filed on May 8, 2020).

10.8^
Freshwater Purchase and Services Agreement by and between Diamondback E&P LLC and Rattler Midstream Operating LLC (formerly Rattler Midstream LLC), effective as of January 1, 2018 (incorporated by reference to Exhibit 10.8 of Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226645) filed on May 6, 2019).

10.9^
First Amendment to Freshwater Purchase and Services Agreement by and between Diamondback E&P LLC, Diamondback O&G LLC and Rattler Midstream Operating LLC (formerly Rattler Midstream LLC), effective as of May 5, 2020 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38919) filed on May 8, 2020).

10.10
Exchange Agreement, dated as of May 28, 2019, by and among Rattler Midstream LP, Rattler Midstream GP LLC, Rattler Midstream Operating LLC and Energen Resources Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

10.11
Credit Agreement, dated as of May 28, 2019, by and among Rattler Midstream Operating LLC, as borrower, Rattler Midstream LP, as parent, Wells Fargo Bank, National Association, as the administrative agent, and certain lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

10.12
First Amendment, dated as of October 23, 2019, to the Credit Agreement and Guaranty and Security Agreement, dated as of May 28, 2019, by and among Rattler Midstream Operating LLC, as borrower, Rattler Midstream LP, as parent, Wells Fargo Bank, National Association, as the administrative agent, and certain lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on October 28, 2019).

10.13
Second Amendment, dated as of November 2, 2020, to the Credit Agreement, dated as of May 28, 2019, as amended on October 23, 2019, by and among Rattler Midstream Operating LLC, as borrower, Rattler Midstream LP, as parent, Wells Fargo Bank, National Association, as the administrative agent, and certain lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38919) filed on November 5, 2020).

3. Exhibits
Exhibit Number	Description
10.14
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

10.15
Subordinated Promissory Note, dated as of July 14, 2020, made by Rattler Midstream Operating LLC payable to Rattler Midstream LP (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on July 14, 2020).

10.16+
Rattler Midstream LP Long-Term Incentive Plan, adopted effective as of May 22, 2019, (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

10.17+
2019 Form of Phantom Unit Agreement (incorporated by reference 2019 Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019). Exhibit 10.8 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

10.18+	2020 Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K (File No. 001-38919) filed on February 26, 2020).
10.19+*	2021 Form of Phantom Unit Agreement.
10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).
10.21
Services and Secondment Agreement, dated as of May 28, 2019, by and among Diamondback Energy, Inc., Diamondback E&P LLC, Rattler Midstream GP LLC, Rattler Midstream LP, and Rattler Midstream Operating LLC (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

10.22
Tax Sharing Agreement, dated as of May 28, 2019, by and between Diamondback Energy, Inc. and Rattler Midstream Operating LLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-38919) filed on February 26, 2020).
23.1*	Consent of Grant Thornton LLP.
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1++
Certification of Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statement of Changes in Unitholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

RATTLER MIDSTREAM LP
Date:	February 25, 2021
		By:	RATTLER MIDSTREAM GP LLC,
its general partner

		By:	/s/ Travis D. Stice
		Name:	Travis D. Stice
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Travis D. Stice	Chief Executive Officer and Director	February 25, 2021
Travis D. Stice	(Principal Executive Officer)

/s/ Teresa L. Dick	Chief Financial Officer	February 25, 2021
Teresa L. Dick	(Principal Financial and Accounting Officer)

/s/ Kaes Van’t Hof	President and Director	February 25, 2021
Kaes Van’t Hof

/s/ Laurie H. Argo	Director	February 25, 2021
Laurie H. Argo

/s/ Arturo Vivar	Director	February 25, 2021
Arturo Vivar

/s/ Steven E. West	Director	February 25, 2021
Steven E. West

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Unitholders
Rattler Midstream LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Rattler Midstream LP (a Delaware limited partnership) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, statements of comprehensive income, statements of changes in unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2018.
Oklahoma City, Oklahoma
February 25, 2021

Rattler Midstream LP
Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
	(In thousands)
Assets
Current assets:
Cash	$23,927	$10,633
Accounts receivable—related party	57,447	50,270
Accounts receivable—third party, net	5,658	9,071
Sourced water inventory	10,108	14,325
Other current assets	1,127	1,428
Total current assets	98,267	85,727
Property, plant and equipment:
Land	85,826	86,072
Property, plant and equipment	1,012,777	930,768
Accumulated depreciation, amortization and accretion	(100,728)	(61,132)
Property, plant and equipment, net	997,875	955,708
Right of use assets	574	418
Equity method investments	532,927	479,558
Real estate assets, net	96,687	101,116
Intangible lease assets, net	4,262	8,070
Deferred tax asset	73,264	—
Other assets	4,732	5,796
Total assets	$1,808,588	$1,636,393
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$139	$147
Accrued liabilities	42,508	76,625
Taxes payable	192	189
Short-term lease liability	574	418
Asset retirement obligations	35	—
Total current liabilities	43,448	77,379
Long-term debt	569,947	424,000
Asset retirement obligations	15,093	11,347
Deferred income taxes	—	7,827
Total liabilities	628,488	520,553
Commitments and contingencies (Note 16)
Unitholders’ equity:
General partner—Diamondback	899	979
Common units—public (42,356,637 units issued and outstanding as of December 31, 2020 and 43,700,000 units issued and outstanding as of December 31, 2019)	385,189	737,777
Class B units—Diamondback (107,815,152 units issued and outstanding as of December 31, 2020 and as of December 31, 2019)	899	979
Accumulated other comprehensive income (loss)	(123)	(198)
Total Rattler Midstream LP unitholders’ equity	386,864	739,537
Non-controlling interest	793,638	376,928
Non-controlling interest in accumulated other comprehensive income (loss)	(402)	(625)
Total equity	1,180,100	1,115,840
Total liabilities and unitholders’ equity	$1,808,588	$1,636,393

The accompanying notes are an integral part of these consolidated financial statements.

Rattler Midstream LP
Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019	2018*
			Predecessor
	(In thousands, expect per unit amounts)
Revenues:
Revenues—related party	$379,089	$409,120	$169,396
Revenues—third party	31,124	24,324	3,292
Rental income—related party	7,495	4,771	2,383
Rental income—third party	5,340	7,890	8,125
Other real estate income—related party	306	379	228
Other real estate income—third party	551	1,189	1,043
Total revenues	423,905	447,673	184,467
Costs and expenses:
Direct operating expenses	131,393	106,311	33,714
Cost of goods sold (exclusive of depreciation and amortization)	38,370	62,856	38,852
Real estate operating expenses	2,361	2,643	1,872
Depreciation, amortization and accretion	53,123	42,336	25,134
Impairment	918	—	—
General and administrative expenses	16,367	12,663	1,999
(Gain) loss on disposal of property, plant and equipment	(729)	1,524	2,577
Total costs and expenses	241,803	228,333	104,148
Income (loss) from operations	182,102	219,340	80,319
Other income (expense):
Interest income (expense), net	(17,287)	(1,039)	—
Income (loss) from equity method investments	(9,881)	(6,329)	—
Total other income (expense), net	(27,168)	(7,368)	—
Net income (loss) before income taxes	154,934	211,972	80,319
Provision for (benefit from) income taxes	10,229	26,253	17,359
Net income (loss)	144,705	185,719	$62,960
Less: Net income (loss) before initial public offering	—	65,995
Net income (loss) subsequent to initial public offering	144,705	119,724
Less: Net income (loss) attributable to non-controlling interest	110,014	90,922
Net income (loss) attributable to Rattler Midstream LP	$34,691	$28,802
Net income (loss) attributable to limited partners per common unit:
Basic	$0.74	$0.64
Diluted	$0.74	$0.64
Weighted average number of limited partner common units outstanding:
Basic	43,739	43,622
Diluted	43,739	43,622

The accompanying notes are an integral part of these consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2020	2019	2018*
			Predecessor
	(In thousands)
Net income (loss)	$144,705	$185,719	$62,960
Other comprehensive income (loss):
Change in accumulated other comprehensive income (loss) of equity method investees attributable to non-controlling interest	223	(625)	—
Change in accumulated other comprehensive income (loss) of equity method investees attributable to limited partner	75	(198)	—
Total other comprehensive income (loss)	298	(823)	—
Comprehensive income (loss)	$145,003	$184,896	$62,960

The accompanying notes are an integral part of these consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Consolidated Statement of Changes in Unitholders’ Equity

	Predecessor	Partnership
	Limited Partners Member’s Equity	Limited Partners				General Partner	Non-Controlling Interest	Accumulated Other Comprehensive Income	Non-Controlling Interest-Accumulated Other Comprehensive Income
	Amount	Common Units	Amount	Class B Units	Amount	Amount	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2017*	$292,608	—	$—	—	$—	$—	$—	$—	$—	$292,608
Contributions from Diamondback	171,557	—	—	—	1	—	—	—	—	171,558
Net income (loss)	62,960	—	—	—	—	—	—	—	—	62,960
Balance at December 31, 2018	527,125	—	—	—	1	—	—	—	—	527,126
Contributions from Diamondback	458,674	—	—	—	—	—	—	—	—	458,674
Net proceeds from the offering - public	—	43,700	719,376	—	—	—	—	—	—	719,376
Net proceeds from the offering - General Partner	—	—	—	—	—	1,000	—	—	—	1,000
Net proceeds from the offering - Diamondback	—	—	—	107,815	999	—	—	—	—	999
Unit-based compensation	—	—	4,457	—	—	—	—	—		4,457
Elimination of current and deferred tax liabilities	31,094	—	—	—	—	—	—	—	—	31,094
Allocation of net investment to unitholder	(322,663)	—	—	—	—	—	322,663	—	—	—
Distributions prior to the offering	(33,712)	—	—	—	—	—	—	—	—	(33,712)
Distributions to public	—	—	(14,858)	—	—	—	—	—	—	(14,858)
Distributions to Diamondback	(726,513)	—	—	—	(21)	—	—	—	—	(726,534)
Distributions to General Partner	—	—	—	—	—	(21)	—	—	—	(21)
Distributions to non-controlling interest	—	—	—	—	—	—	(36,657)	—	—	(36,657)
Other comprehensive income	—	—	—	—	—	—	—	(198)	(625)	(823)
Net income (loss) prior to the offering	65,995	—	—	—	—	—	—	—	—	65,995
Net income (loss) subsequent to the offering	—	—	28,802	—	—	—	90,922	—	—	119,724
Balance at December 31, 2019	$—	43,700	$737,777	107,815	$979	$979	$376,928	$(198)	$(625)	$1,115,840

The accompanying notes are an integral part of these consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Consolidated Statement of Changes in Unitholders’ Equity - Continued

	Partnership
	Limited Partners				General Partner	Non-Controlling Interest	Accumulated Other Comprehensive Income	Non-Controlling Interest-Accumulated Other Comprehensive Income
	Common Units	Amount	Class B Units	Amount	Amount	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2019	43,700	$737,777	107,815	$979	$979	$376,928	$(198)	$(625)	$1,115,840
Unit-based compensation	460	8,895	—	—	—	—	—	—	8,895
Distribution equivalent rights payments	—	(2,238)	—	—	—	—	—	—	(2,238)
Other comprehensive income (loss)	—	—	—	—	—	—	75	223	298
Distributions	—	(46,906)	—	(80)	(80)	(115,362)	—	—	(162,428)
Change in ownership of consolidated subsidiaries, net	—	(330,924)	—	—	—	422,058	—	—	91,134
Units repurchased for tax withholding	(153)	(1,365)	—	—	—	—	—	—	(1,365)
Repurchased units as part of unit buyback	(1,650)	(14,741)	—	—	—	—	—	—	(14,741)
Net income (loss)	—	34,691	—	—	—	110,014	—	—	144,705
Balance at December 31, 2020	42,357	$385,189	107,815	$899	$899	$793,638	$(123)	$(402)	1,180,100

The accompanying notes are an integral part of these consolidated financial statements.

Rattler Midstream LP
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018*
			Predecessor
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$144,705	$185,719	$62,960
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	10,229	26,253	5,845
Depreciation, amortization and accretion	53,123	42,336	25,134
Unit-based compensation expense	8,895	5,208	—
Impairment	918	—	—
(Income) loss from equity method investments	9,881	6,329	—
Other	241	1,524	2,577
Changes in operating assets and liabilities:
Accounts receivable—related party	(7,177)	(65,032)	17,625
Accounts payable, accrued liabilities and taxes payable	2,742	34,299	61,139
Other	6,342	(18,443)	(1,849)
Net cash provided by (used in) operating activities	229,899	218,193	173,431
Cash flows from investing activities:
Additions to property, plant and equipment	(136,820)	(241,786)	(164,876)
Contributions to equity method investments	(102,499)	(336,601)	—
Distributions from equity method investments	39,767	—	—
Proceeds from the sale of fixed assets	18,743	18	—
Net cash provided by (used in) investing activities	(180,809)	(578,369)	(164,876)
Cash flows from financing activities:
Proceeds from Note Offering	500,000	—	—
Proceeds from borrowings from credit facility	211,000	463,000	—
Payments on credit facility	(556,000)	(39,000)	—
Debt issuance costs	(10,023)	(4,310)	—
Net proceeds from initial public offering—public	—	719,377	—
Repurchased units as part of unit buyback	(14,741)	—	—
Distribution to public	(46,906)	(14,858)	—
Distribution to Diamondback	(115,442)	(763,191)	—
Other	(3,684)	1,227	1
Net cash provided by (used in) financing activities	(35,796)	362,245	1
Net increase (decrease) in cash	13,294	2,069	8,556
Cash at beginning of period	10,633	8,564	8
Cash at end of period	$23,927	$10,633	$8,564
Supplemental disclosure of cash flow information:
Interest paid	$7,381	$2,707	$—
Supplemental disclosure of non-cash financing activity:
Contributions from Diamondback	$—	$456,055	$171,557
Supplemental disclosure of non-cash investing activity:
Increase in long-term assets and inventory due to contributions from Diamondback	$—	$456,055	$171,557
Accounts payable related to capital expenditures	$5,328	$42,160	$37,984

The accompanying notes are an integral part of these consolidated financial statements.
*See Note 1 for information regarding the basis of financial statement presentation.

Rattler Midstream LP
Notes to Consolidated Financial Statements

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Rattler Midstream LP (the “Partnership”) is a publicly traded Delaware limited partnership, the common units of which are listed on the Nasdaq Global Select Market under the symbol “RTLR”. The Partnership was formed on July 27, 2018 by Diamondback Energy, Inc. (“Diamondback”) to, among other things, own, operate, develop and acquire midstream and energy-related infrastructure assets in the Midland and Delaware Basins of the Permian Basin. Unless the context requires otherwise, references to “the Partnership” are intended to mean the business and operations of the Partnership and its consolidated subsidiaries and, prior to May 28, 2019 for accounting purposes, the “Predecessor”.

The Predecessor’s assets, contributed from Diamondback, included (i) crude oil and natural gas gathering and transportation systems, (ii) produced water gathering and disposal systems, (iii) water sourcing and distribution systems and (iv) certain real property and related assets. All of the Partnership’s businesses are located or operate in the Permian Basin in West Texas.

On August 7, 2018, a Registration Statement on Form S-1 was filed with the SEC relating to the proposed underwritten initial public offering (the “IPO”) of common units of the Partnership. Prior to the completion of the IPO, the Predecessor was a wholly owned subsidiary of Diamondback.

Prior to the closing on May 28, 2019 of the IPO, Diamondback owned all of the general and limited partner interests in the Partnership. In connection with the IPO, the Partnership (i) issued 43,700,000 common units to the public at a price of $17.50 per common unit, representing a 29% voting limited partner interest in the Partnership, for net proceeds of approximately $719.4 million, (ii) issued 107,815,152 Class B units representing an aggregate 71% voting limited partner interest in the Partnership, in exchange for a $1.0 million cash contribution from Diamondback, (iii) issued a general partner interest in the Partnership to Rattler Midstream GP LLC (the “General Partner”) in exchange for a $1.0 million cash contribution from the General Partner and (iv) caused Rattler Midstream Operating LLC (the “Operating Company”) to make a distribution of approximately $726.5 million to Diamondback. Diamondback, as the holder of the Class B units, and the General Partner, as the holder of the general partner interest, are entitled to receive cash preferred distributions equal to 8% per annum on the outstanding amount of their respective $1.0 million capital contributions, payable quarterly.

As of December 31, 2020, the General Partner held a 100% general partner interest in the Partnership. Diamondback owns all of the Partnership’s 107,815,152 Class B units that provide a 72% voting interest. Diamondback owns and controls the General Partner.

As of December 31, 2020, the Partnership owned a 28% controlling membership interest in the Operating Company and Diamondback owned, through its ownership of the Operating Company units, a 72% economic, non-voting interest in the Operating Company. However, as required by GAAP, the Partnership consolidates 100% of the assets and operations of the Operating Company in its financial statements and reflects a non-controlling interest to Diamondback. In addition to the Operating Company, other consolidated subsidiaries of the Partnership include Tall City Towers LLC (“Tall Towers”), Rattler Ajax Processing LLC and Rattler OMOG LLC.

The Partnership also owns indirect interests in Amarillo Rattler, LLC; OMOG JV LLC (“OMOG”); EPIC Crude Holdings, LP (“EPIC”); EPIC Crude Holdings GP, LLC; Wink to Webster Pipeline LLC (“Wink to Webster”); and Gray Oak Pipeline, LLC (“Gray Oak”), which are accounted for as equity method investments as discussed further in Note 8—Equity Method Investments.

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

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

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

For periods prior to May 28, 2019, the accompanying consolidated financial statements and related notes thereto represent the financial position, results of operations, cash flows and changes in members’ equity of the Predecessor and, for periods on and after May 28, 2019, the accompanying consolidated financial statements and related notes thereto represent the financial position, results of operations, cash flows and changes in unitholders’ equity of the Partnership and its partially owned subsidiary, the Operating Company.

The Partnership’s operations are reported in two operating business segments: (i) midstream services and (ii) real estate operations.

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

The Partnership evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods it considers reasonable in each particular circumstance. Nevertheless, actual results may differ significantly from the Partnership’s estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include, but are not limited to, (i) revenue accruals, (ii) the fair value of long-lived assets, (iii) asset retirement obligations (“ARO”) and (iv) income taxes.

Cash

Cash represents unrestricted cash maintained in bank deposit accounts.

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

Accounts Receivable-Related Party

Accounts receivable-related party consist of receivables from Diamondback, or one of its affiliates. The receivable balance represents operating income less certain cash payments as of December 31, 2020 and 2019.

Accounts Receivable-Third Party

Accounts receivable consist primarily of receivables from gathering services, sourced water and rental agreements. The customers and lessees remit payment for services performed and/or goods received directly to the Partnership. Most payments for gathering services, sourced water and rental agreements are received within two months after the date of service performed or goods delivered.

The Partnership adopted Accounting Standards Update (“ASU”) 2016-13 and the subsequent applicable modifications to the rule on January 1, 2020. Accounts receivable are stated at amounts due from customers and lessees, net of an allowance for expected losses as estimated by the Partnership when collection is deemed doubtful. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Partnership determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Partnership’s previous loss history, the debtor’s current ability to pay its obligation to the Partnership, the condition of the general economy and the industry as a whole. The Partnership writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. As the adoption of ASU 2016-13 did not result in a material allowance, no cumulative-effect adjustment was made to beginning unitholders’ equity. At December 31, 2020, the Partnership recorded an immaterial allowance for expected losses and did not record an allowance for expected losses at December 31, 2019.

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

Equity Method Investments

An investment of less than 50% in an investee over which the Partnership exercises significant influence but does not have control is accounted for using the equity method. Additionally, an investment of greater than 50% in an investee over which the Partnership does not exercise significant influence or have control is also accounted for using the equity method. Under the equity method, the Partnership’s share of the investee’s earnings or loss is recognized in the statement of operations.

Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions, material intercompany transactions and extent of ownership by an investor in relation to the concentration of other shareholdings. Additionally, an investment in a limited liability company that maintains a specific ownership account for each investor shall be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling investment shall be accounted for using the cost method or the equity method. The Partnership has determined it has the ability to exercise significant influence over its investments which constitute less than a 20% ownership interest, and does not have the ability to exercise significant influence over its investments which constitute greater than a 50% ownership interest, and therefore accounts for all of its investments under the equity method.

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

The Partnership reviews its investments to determine if a loss in value which is other than a temporary decline has occurred. If such a loss has occurred, the Partnership recognizes an impairment provision. See Note 8—Equity Method Investments for further discussion of the Partnership’s equity method investments.

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

Impairment of Long-Lived Assets

The Partnership reviews its long-lived assets whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable from its estimated future undiscounted cash flows. An impairment loss is the difference between the carrying amount and fair value of the asset. The Partnership had an immaterial impairment loss for the year ended December 31, 2020. The Partnership had no impairment losses for the years ended December 31, 2019 and 2018, respectively.

Fair Value of Financial Instruments

The Partnership’s financial instruments consist of cash, accounts receivable, other current assets, accounts payable, accrued liabilities and various other current liabilities, the revolving credit facility and Notes (as defined below). The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of the instruments. The fair value of the revolving credit facility approximates its carrying value based on the borrowing rates currently available to the Partnership for bank loans with similar terms and maturities. The fair value of the Notes are determined using quoted market prices.

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

Accrued Liabilities

Accrued liabilities consists of the following:

	As of
	December 31, 2020	December 31, 2019
	(In thousands)
Capital expenditures accrued	$5,328	$42,160
Direct operating expenses accrued	18,160	22,119
Sourced water purchases accrued	3,597	9,531
Interest expense accrued	12,969	627
Other	2,454	2,188
Total accrued liabilities	$42,508	$76,625

Asset Retirement Obligations

The Partnership recognizes a liability based on the estimated costs of retiring tangible long-lived assets. The initial liability is recognized at its fair value and measured using expected discounted future cash outflows based on internal estimates of future retirement costs when the obligation originates, which generally is when an asset is acquired or constructed. The carrying amount of the associated asset is increased commensurate with the liability recognized. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Subsequent to the initial recognition, the liability is adjusted for any changes in the expected value of the retirement obligation (with a corresponding adjustment to PP&E) and for accretion of the liability due to the passage of time, until the obligation is settled. If the fair value of the estimated obligation changes, an adjustment is recorded for both the retirement liability and the associated asset carrying amount. Revisions in estimated AROs may result from changes in estimated retirement costs and the estimated timing of settling the obligations. See Note 7—Asset Retirement Obligations for further discussion of the Partnership’s asset retirement obligations.

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
Accumulated Other Comprehensive Income

The following table provides changes in the components of accumulated other comprehensive income, net of related income tax effects:

(In thousands)
Balance as of December 31, 2019	$(823)
Other comprehensive income (loss)	298
Balance as of December 31, 2020	$(525)

Non-controlling interest

Non-controlling interest in the accompanying consolidated financial statements represents Diamondback’s ownership in the net assets of the Operating Company. When Diamondback’s relative ownership interest in the Operating Company changes, adjustments to non-controlling interest and common unitholder’s equity, tax effected, will occur. If the changes in the Partnership’s ownership interest in the Operating Company do not result in a change of control, the transactions are accounted for as equity transactions under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810,

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

“Consolidation.” This guidance requires that any differences between the carrying value of the Partnership’s basis in the Operating Company and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. See Note 11—Unitholders’ Equity and Partnership Distributions for discussion of changes in the Partnership’s ownership interest during the year ended December 31, 2020.

Midstream Revenue Recognition

Midstream revenues are comprised of crude oil and natural gas gathering and transportation services, produced water gathering and disposal and water sourcing and distribution services. The Partnership provides gathering and compression and water handling and treatment services under fee-based contracts based on throughput. Under these arrangements, the Partnership receives fees for gathering crude oil and natural gas, compression services, and water handling, disposal, and treatment services. The revenue the Partnership earns from these arrangements is directly related to (i) in the case of natural gas gathering and compression, the volumes of metered natural gas that the Partnership gathers, compresses, transports and delivers to other transmission delivery points, (ii) in the case of oil gathering, the volumes of metered oil that the Partnership gathers, transports and delivers to other transmission delivery points, (iii) in the case of sourced water services, the quantities of sourced water obtained, transported and delivered to the Partnership’s customers for use in their well drilling and completion operations and (iv) in the case of produced water gathering and disposal services, the quantities of produced water gathered, transported and disposed of for the Partnership’s customers. The Partnership recognizes revenue when it satisfies a performance obligation by delivering a service to a customer. The Partnership earns substantially all of its midstream revenues from commercial agreements with Diamondback and its affiliates.

The following is a summary of the Partnership’s types of commercial agreements with Diamondback:

•Crude Oil Gathering Agreement. Under the crude oil gathering agreements, the Partnership receives a volumetric fee per Bbl for gathering and delivering crude oil produced within the acreage subject to the acreage dedications (the “Dedicated Acreage”).

•Gas Gathering and Compression Agreement. Under the gas gathering and compression agreement, the Partnership receives a volumetric fee per MMBtu for gathering and processing all natural gas produced by Diamondback within the Dedicated Acreage.

•Produced and Flowback Water Gathering and Disposal Agreements. Under the produced and flowback water gathering and disposal agreements, the Partnership receives a fee for gathering or disposing of water produced from operating crude oil and natural gas wells within the Dedicated Acreage. The fee is comprised of a volumetric fee per Bbl for the produced water services the Partnership provides. In addition, the Partnership retains the skim oil that is a part of the produced water. The skim oil is processed by a third party, which provides the Partnership a volumetric fee per Bbl.

•Sourced Water Purchase and Services Agreements. Under the sourced water purchase and services agreements, the Partnership receives a fee for sourcing, transporting and delivering all raw sourced water and recycled sourced water required by Diamondback and third parties to carry out its oil and natural gas activities within the Dedicated Acreage. The fee is comprised of a volumetric fee per Bbl for the type of sourced water services the Partnership provides.

Performance Obligations

For gathering crude oil and natural gas, delivering sourced water, and collecting, recycling and disposing of produced water, the Partnership’s performance obligations are satisfied over time using volumes delivered to measure progress. The Partnership records revenue related to the volumes delivered at the contract price at the time of delivery.

For water sales, each unit sold is generally considered a distinct good and the related performance obligation is generally satisfied at a point in time (i.e., at the time control of the water is transferred to the customer). The Partnership recognizes revenue from the sale of water when its contracted performance obligation to deliver water is satisfied and control of the water is transferred to the customer. This usually occurs when the water is delivered to the location specified in the contract and the title and risks of rewards and ownership are transferred to the customer.

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

Transaction Price Allocated to Remaining Performance Obligations

Under its revenue agreements, each delivery generally represents a separate performance obligation; therefore, future volumes delivered are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contract Balances

Under the Partnership’s revenue agreements, the Partnership invoices customers after the Partnership’s performance obligations have been satisfied, at which point payment is unconditional. As such, the Partnership’s revenue agreements do not give rise to contract assets or liabilities.

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

Income Taxes

The Partnership is treated as a corporation for U.S. federal income tax purposes as a result of its election to be treated as a corporation effective May 24, 2019. Subsequent to the effective date of the Partnership’s election, it is subject to U.S. federal and state income tax at corporate rates. The Partnership uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

The Partnership is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the year ended December 31, 2020, there was no interest or penalties associated with uncertain tax positions recognized in the Partnership’s consolidated financial statements. See Note 14—Income Taxes for further details.

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

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

the date of the transfer, while an asset contribution that constitutes a change in the reporting entity would result in retrospective application of the transaction.

For the year ended December 31, 2019, the total capital contributions by Diamondback to the Predecessor were $456.1 million, of which $9.2 million related to an office building located in Midland Texas, $18.1 million related to land, $9.4 million related to sourced water assets, $228.3 million related to produced water disposal assets, $35.8 million related to crude oil assets, $149.5 million related to the equity method investments in the EPIC and Gray Oak joint ventures, $31.1 million related to elimination of current and deferred liabilities, and $(25.3) million in additional liabilities, net of other assets, assumed related to operations.

Recent Accounting Pronouncements

    Recently Adopted Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Partnership adopted this update effective January 1, 2020. The adoption of this update did not have a material impact on the Partnership’s financial position, results of operations or liquidity since it does not have a history of credit losses.

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes". This update is intended to simplify the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance. This update is effective for public business entities beginning after December 15, 2020 with early adoption permitted. The Partnership does not believe that the adoption of this update will have an impact on its financial position, results of operations or liquidity.

The Partnership considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable or clarifications of ASUs previously disclosed.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The Partnership generates revenues by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing sourced water, and collecting, recycling and disposing of produced water.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee. The table also identifies the operating business segment to which the disaggregated revenues relate. For more information on operating business segments, see Note 18—Segment Information.

	Year Ended December 31,
	2020	2019	2018	Segment
	(In thousands)
Type of Service:
Sourced water gathering	$68,800	$115,135	$76,976	Midstream
Produced water gathering and disposal	290,043	275,882	72,352	Midstream
Crude oil gathering	29,862	27,206	16,038	Midstream
Natural gas gathering	20,479	14,317	6,447	Midstream
Surface revenue (non ASC 606 revenues)	1,029	904	875	Midstream
Real estate contracts (non ASC 606 revenues)	13,692	14,229	11,779	Real Estate
Total revenues	$423,905	$447,673	$184,467

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

4.    ACQUISITIONS AND DIVESTITURES

Disposal Wells Divestiture

On December 31, 2020, the Partnership closed on a sale agreement through its subsidiary Rattler Midstream Operating LLC. The Partnership sold five produced water disposal wells and related easements, licenses and permits for $18.7 million cash after adjustments for use of the disposal wells after the effective date. The sale resulted in a gain on disposal of $4.9 million which is included in (gain) loss on disposal of property, plant and equipment on the Consolidated Statement of Operations.

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

Other 2019 Acquisitions

    During the fourth quarter of 2019, the Partnership acquired three produced water disposal wells and related assets in the Delaware Basin and one produced water disposal well and related assets in the Midland Basin for an aggregate of $17.3 million, subject in each case to certain adjustments, which collectively increased disposal capacity by 65,000 barrels per day.

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

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

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

5.    REAL ESTATE ASSETS
The following schedules present the cost and related accumulated depreciation or amortization (as applicable) of the Partnership’s real estate assets and intangible lease assets:

		As of December 31,
	Estimated Useful Lives	2020	2019
	(Years)	(In thousands)
Buildings	20-30	$102,918	$102,375
Tenant improvements	15	4,506	4,501
Land	N/A	2,437	2,437
Land improvements	15	484	484
Total real estate assets		110,345	109,797
Less: accumulated depreciation		(13,658)	(8,681)
Total investment in real estate, net		$96,687	$101,116

		As of December 31,
	Weighted Average Useful Lives	2020	2019
	(Months)	(In thousands)
In-place lease intangibles	45	$11,405	$11,389
Less: accumulated amortization		(8,980)	(5,927)
In-place lease intangibles, net		2,425	5,462

Above-market lease intangibles	45	3,623	3,623
Less: accumulated amortization		(1,786)	(1,015)
Above-market lease intangibles, net		1,837	2,608
Total intangible lease assets, net		$4,262	$8,070

During the year ended December 31, 2019, as part of the Energen contribution, Diamondback contributed an office building located in Midland, Texas with a value of $9.2 million.
Depreciation and amortization expense for real estate assets was $8.0 million, $7.6 million and $7.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table presents the Partnership’s estimated amortization expense related to lease intangibles for the periods indicated (in thousands):

2021	2022	2023	2024	2025	Thereafter
$751	$626	$729	$832	$880	$444

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

6.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth the Partnership’s property, plant and equipment:

	Estimated	As of December 31,
	Useful Lives	2020	2019
	(Years)	(In thousands)
Produced water disposal systems	10-30	$654,545	$600,797
Crude oil gathering systems(1)	30	133,998	129,658
Natural gas gathering and compression systems(1)	10-30	112,072	98,426
Sourced water gathering systems(1)	30	112,162	101,887
Total property, plant and equipment		1,012,777	930,768
Less: accumulated depreciation, amortization and accretion		(100,728)	(61,132)
Land	N/A	85,826	86,072
Total property, plant and equipment, net		$997,875	$955,708

(1)Included in gathering systems are $27.5 million and $138.6 million of assets at December 31, 2020 and December 31, 2019, respectively, that are not subject to depreciation, amortization and accretion as the systems were under construction and had not yet been put into service.

Depreciation expense related to property, plant and equipment was $43.8 million, $33.2 million and $18.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Internal costs capitalized to property, plant and equipment represent management’s estimate of costs incurred directly related to construction activities. Capitalized internal costs were approximately $2.8 million and $5.1 million for the years ended December 31, 2020 and 2019. There were no capitalized internal costs for the year ended 2018.

7.    ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations consist primarily of estimated costs of dismantlement, removal, site reclamation, plugging and abandonment and similar activities associated with the Partnership’s infrastructure assets. The following table reflects the changes in the Partnership’s asset retirement obligation for the following periods:

	Year Ended December 31,
	2020	2019
	(In thousands)
Asset retirement obligations, beginning of period	$11,347	$561
Liabilities incurred	3,056	9,188
Liabilities settled and divested	(347)	(21)
Estimates revised	—	5
Accretion expense during period	1,072	1,614
Asset retirement obligation, end of period	15,128	11,347
Less current portion of asset retirement obligations	35	—
Asset retirement obligations, long-term	$15,093	$11,347

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

8.    EQUITY METHOD INVESTMENTS

The following table presents the carrying values of the Partnership’s equity method investments as of the dates indicated:

	Ownership Interest	December 31, 2020	December 31, 2019
		(In thousands)
EPIC Crude Holdings, LP	10%	$120,863	$109,806
Gray Oak Pipeline, LLC	10%	130,353	115,840
Wink to Webster Pipeline LLC	4%	82,631	34,124
OMOG JV LLC	60%	193,726	219,098
Amarillo Rattler, LLC	50%	5,354	690
Total		$532,927	$479,558

The following summarizes the income (loss) of equity method investees reflected in the Consolidated Statement of Operations for the periods indicated:

	Year Ended December 31,
	2020	2019
	(In thousands)
EPIC Crude Holdings, LP	$(8,761)	$(6,597)
Gray Oak Pipeline, LLC	9,911	831
Wink to Webster Pipeline LLC	(1,655)	(539)
OMOG JV LLC	(8,950)	(24)
Amarillo Rattler, LLC	(426)	—
Total	$(9,881)	$(6,329)

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

On March 29, 2019, the Predecessor executed a short-term promissory note to Gray Oak. The note allowed for borrowing by Gray Oak of up to $123.0 million at a 2.52% interest rate with a maturity date of March 31, 2022. The short-term promissory note was repaid on May 31, 2019 and was terminated in the third quarter of 2020.

On July 30, 2019, the Operating Company joined Wink to Webster Pipeline LLC as a 4% member, together with affiliates of ExxonMobil, Plains All American Pipeline, Delek US, MPLX LP, and Lotus Midstream. The joint venture is developing a crude oil pipeline with origin points at Wink and Midland in the Permian Basin and delivery points at multiple Houston area locations (the “Wink to Webster pipeline”). The joint venture owns a 71% undivided joint interest in the main pipeline segment between Midland and Houston. The Wink to Webster pipeline’s main segment began interim service operation in the fourth quarter of 2020, and the joint venture is expected to begin full commercial operations in the fourth quarter of 2021. Upon completion, this pipeline will be capable of transporting approximately 1,500,000 Bbl/d.

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

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

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

Summarized Financial Information

The following tables set forth summarized financial information of the Partnership’s equity method investments for the periods indicated:

	As of December 31,
	2020	2019
Balance Sheet	(In thousands)
Current assets	$435,903	$550,624
Property, plant and equipment	7,041,573	5,190,371
Other assets	158,861	196,470
Total assets	7,636,337	5,937,465
Current liabilities	243,884	516,155
Other liabilities	2,586,449	2,051,110
Member's Equity	4,806,004	3,370,200
Total liabilities and member's equity	$7,636,337	$5,937,465

	Year Ended December 31,
	2020	2019
Income Statement	(In thousands)
Revenue	$444,869	$53,898
Operating expenses	$378,209	$116,400
Net income (loss)	$(36,694)	$(72,227)

As of December 31, 2020 and 2019, the carrying value of the Partnership’s equity method investments was $532.9 million and $479.6 million, respectively. There was an aggregate difference of $(4.0) million and $7.0 million between the carrying amounts of these investments and the amounts of underlying equity in net assets of these investments as of December 31, 2020 and 2019, respectively The Partnership’s basis in these assets includes certain capitalized formation costs and basis differences related to the Partnership's initial investment into each asset above carrying value.
During the year ended December 31, 2020, the Partnership’s loss from equity method investment includes a proportional charge of $15.8 million representing impairment recorded by the investee associated with its goodwill and an immaterial abandonment charge related to a project that is no longer expected to be completed. No other impairments were recorded for the Partnership’s or Predecessor’s equity method investments during the years ended December 31, 2020, 2019, and 2018. The entities in which the Partnership is invested all serve customers in the oil and natural gas industry, which has been experiencing economic challenges as described above. It is possible that prolonged industry challenges could result in circumstances requiring impairment testing, which could result in potentially material impairment charges in future interim periods.

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

9.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	As of December 31,
	2020	2019
	(In thousands)
5.625% Senior Notes due 2025	$500,000	$—
Operating Company revolving credit facility	79,000	424,000
Unamortized debt issuance costs	(9,053)	—
Total long-term debt	$569,947	$424,000

The Operating Company’s Revolving Credit Facility

On May 28, 2019, the Partnership, as parent, and the Operating Company, as borrower, entered into a credit agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of banks, including Wells Fargo Bank, National Association, as lenders party thereto. The Credit Agreement provides for a revolving credit facility in the maximum amount of $600.0 million, which is expandable to $1.0 billion upon the Operating Company’s election, subject to obtaining additional lender commitments and satisfaction of customary conditions. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid at the maturity date of May 28, 2024. The loan is guaranteed by the Partnership, Tall Towers, Rattler OMOG LLC and Rattler Ajax Processing LLC and is secured by substantially all of our, the Operating Company and the other guarantors’ assets. As of December 31, 2020, the Operating Company had $79.0 million of outstanding borrowings and $521.0 million available for future borrowings under the Credit Agreement.

The outstanding borrowings under the Credit Agreement bear interest at a per annum rate elected by the Operating Company that is based on the prime rate or LIBOR, in each case plus an applicable margin. The applicable margin ranges from 0.250% to 1.250% per annum for prime-based loans and 1.250% to 2.250% per annum for LIBOR loans, in each case depending on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement). The Operating Company is obligated to pay a quarterly commitment fee ranging from 0.250% to 0.375% per annum on the unused portion of the commitment, which fee is also dependent on the Consolidated Total Leverage Ratio. The weighted average interest rates on the credit facility were 2.10% and 3.13% for the years ended December 31, 2020 and 2019, respectively.

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

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

As of December 31, 2020, the Operating Company was in compliance with all financial maintenance covenants under the Credit Agreement. The lenders may accelerate all of the indebtedness under the Credit Agreement upon the occurrence and during the continuance of any event of default. The Credit Agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change in control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial maintenance covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. With certain specified exceptions, the terms and provisions of the Credit Agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

2025 Senior Notes

On July 14, 2020, the Partnership completed a notes offering (the “Notes Offering”) of $500.0 million in aggregate principal amount of its 5.625% Senior Notes due 2025 (the “Notes”). Interest on the Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2021. The Notes mature on July 15, 2025. The Partnership received net proceeds of approximately $489.5 million from the Notes Offering. The Partnership loaned the gross proceeds to the Operating Company, which used such proceeds to pay down borrowings under the Credit Agreement (as defined below).

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

The indenture under which the Notes were issued contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit Rattler’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness or issue certain redeemable or preferred equity, make certain investments, declare or pay dividends or make distributions on equity interests or redeem, repurchase or retire equity interests or subordinated indebtedness, transfer or sell assets, agree to payment restrictions affecting its restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with affiliates, incur liens and designate certain of its subsidiaries as unrestricted subsidiaries. These covenants are subject to numerous exceptions, some of which are material. Certain of these covenants are subject to termination upon the occurrence of certain events.

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

10.    UNIT-BASED COMPENSATION

On May 22, 2019, the board of directors of the General Partner adopted the Rattler Midstream LP Long-Term Incentive Plan (“LTIP”), for employees, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. As of December 31, 2020, a total of 14,844,878 common units had been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

For the years ended December 31, 2020 and 2019, the Partnership incurred $8.9 million and $5.2 million of unit-based compensation, respectively.

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

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

The following table presents the phantom unit activity under the LTIP for the year ended December 31, 2020:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2019	2,226,895	$19.14
Granted	348,379	$6.51
Vested	(460,781)	$19.06
Forfeited	(24,825)	$17.54
Unvested at December 31, 2020	2,089,668	$17.07

The aggregate fair value of phantom units that vested during the year ended December 31, 2020 was $8.8 million. As of December 31, 2020, the unrecognized compensation cost related to unvested phantom units was $30.3 million. Such cost is expected to be recognized over a weighted-average period of 3.24 years.

11.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has general partner and limited partner units. At December 31, 2020, the Partnership had a total of 42,356,637 common units issued and outstanding and 107,815,152 Class B units issued and outstanding, of which no common units and 107,815,152 Class B units, representing approximately 72% of the Partnership’s total units outstanding, were beneficially owned by Diamondback. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

Implementation of Common Unit Repurchase Program

On October 29, 2020, the board of directors of the General Partner approved a common unit repurchase program to acquire up to $100.0 million of the Partnership’s outstanding common units. The common unit repurchase program is authorized to extend through December 31, 2021 and the Partnership intends to purchase common units under the repurchase program opportunistically with cash on hand and free cash flow from operations. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the General Partner at any time. During the year ended December 31, 2020, the Partnership repurchased approximately $14.7 million of common units under this repurchase program. As of December 31, 2020, $85.3 million remained available for use to repurchase common units under the Partnership’s common unit repurchase program.

The following table summarizes changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2019	43,700,000
Common units vested and issued under the LTIP	459,708
Units repurchased for tax withholding	(153,071)
Units repurchased under the repurchase program	(1,650,000)
Balance at December 31, 2020	42,356,637

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

Changes in Ownership of Consolidated Subsidiaries

The following table summarizes changes in the ownership interest in consolidated subsidiaries during the period:

	Year Ended December 31,
	2020	2019
	(In thousands)
Net income attributable to the Partnership	$34,691	$28,802
Change in ownership of consolidated subsidiaries	(330,924)	—
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$(296,233)	$28,802

During the year ended December 31, 2020, the Partnership recorded an adjustment to non-controlling interest of $422.1 million, common unitholder equity of $(330.9) million, and deferred tax asset of $91.1 million to reflect the ownership structure that was effective at December 31, 2020. The adjustment had no impact on earnings for the year ended December 31, 2020. There were no changes in the ownership interests in consolidated subsidiaries during the period between the closing of the IPO on May 28, 2019 and December 31, 2019.

Cash Distributions

At the closing of the Partnership’s IPO, the board of directors of the General Partner adopted a policy pursuant to which the Partnership paid, to the extent legally available, cash distributions of $0.25 per common unit to common unitholders of record on the applicable record date within 60 days after the end of each quarter beginning with the quarter ending September 30, 2019. The Partnership’s first distribution was prorated for the period from the closing of the IPO through September 30, 2019. On February 13, 2020, the board of directors of the General Partner revised the cash distribution policy to provide for the Operating Company to distribute $0.29 per Operating Company unit each quarter to its unitholders (including Diamondback and the Partnership), and for the Partnership to pay, to the extent legally available, cash distributions of $0.29 per common unit to common unitholders of record on the applicable record date within 65 days after the end of each quarter beginning with the quarter ended December 31, 2019. On October 29, 2020, the board of directors of the General Partner further revised the Partnership’s cash distribution policy, reducing the quarterly distribution per Operating Company unit and Partnership common unit to $0.20 beginning with the quarter ended September 30, 2020. The board of directors of the General Partner may change the Partnership’s distribution policy at any time and from time to time. The partnership agreement does not require the Partnership to pay cash distributions on the Partnership’s common units on a quarterly or other basis.

The following table presents cash distributions approved by the board of directors of the General Partner for the periods presented:

Declaration Date	Quarter(1)	Amount per Common Unit	Payment Date
October 31, 2019	Q3 2019(2)	$0.34	November 22, 2019
February 13, 2020	Q4 2019	$0.29	March 10, 2020
April 30, 2020	Q1 2020	$0.29	May 26, 2020
July 31, 2020	Q2 2020	$0.29	August 24, 2020
October 29, 2020	Q3 2020	$0.20	November 23, 2020
February 17, 2021	Q4 2020	$0.20	March 15, 2021
(1)    Distributions are shown for the quarter in which they were generated.
(2)    The Q3 2019 distribution also includes amounts attributable to Q2 2019 commencing upon the closing of the IPO.

12.    EARNINGS PER COMMON UNIT

Earnings per common unit on the consolidated statements of operations is based on the net income of the Partnership for the year ended December 31, 2020 and for the period after the closing of the IPO on May 28, 2019 through December 31, 2019, since this is the amount of net income that is attributable to the Partnership’s common units. The Partnership’s net income is allocated wholly to the common units, as the General Partner does not have an economic interest.

Basic and diluted earnings per common unit is calculated using the two-class method. The two class method is an earnings allocation proportional to the respective ownership among holders of common units and participating securities. Basic earnings per common unit is calculated by dividing net income by the weighted-average number of common units outstanding

Rattler Midstream LP
Notes to Consolidated Financial Statements

during the period. Diluted earnings per common unit also considers the dilutive effect of unvested common units granted under the LTIP, calculated using the treasury stock method.

	Year Ended	May 28, 2019 to
	December 31, 2020	December 31, 2019
	(In thousands, except per unit amounts)
Net income (loss) attributable to Rattler Midstream LP	$34,691	$28,802
Less: net income allocated to participating securities(1)	(2,238)	(751)
Net income attributable to common unitholders	32,453	28,051
Weighted average common units outstanding:
Basic weighted average common units outstanding	43,739	43,622
Effect of dilutive securities:
Potential common units issuable(2)	—	—
Diluted weighted average common units outstanding	43,739	43,622
Net income per common unit, basic	$0.74	$0.64
Net income per common unit, diluted	$0.74	$0.64
(1)    Distribution equivalent rights granted to employees are considered participating securities.
(2)    For the years ended December 31, 2020 and 2019, no potential common units were included in the computation of diluted earnings per unit because their inclusion would have been anti-dilutive under the treasury stock method for the periods presented. However, such potential common units could dilute basic earnings per unit in future periods.

13.    RELATED PARTY TRANSACTIONS

The Partnership has entered into certain related party agreements and carried out significant transactions with Diamondback and its affiliates during the years ended December 31, 2020, 2019 and 2018 as described further below.

Asset Contribution Agreement
In July 2018, the Predecessor entered into a contribution agreement with Diamondback by which Diamondback contributed certain assets to the Predecessor, including, among others, the contribution of the Tall Towers interest which was effective as of January 31, 2018.
In February 2019, the Predecessor entered into a contribution agreement with Diamondback by which Diamondback contributed midstream assets to the Predecessor, including certain crude oil gathering, produced water disposal wells, land and buildings. The contribution was effective as of January 1, 2019 and was comprised of approximately $297.6 million of net property, plant and equipment and $3.3 million of asset retirement obligations related to the contributed assets.
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

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Crude oil gathering	$10,006	$9,864	$14,462
Natural gas gathering	20,479	14,317	6,447
Produced water gathering and disposal	281,106	271,634	72,264
Sourced water gathering	67,336	112,748	75,912
Surface revenue	162	557	311
Total	$379,089	$409,120	$169,396

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)
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
Fasken Center Agreement
The Partnership has entered into a long-term lease agreement with Diamondback for certain office space located within the Fasken Center. Effective as of January 31, 2018, Diamondback contributed all of its membership interest in Tall Towers, which owns the Fasken Center in Midland, Texas, to the Operating Company pursuant to the asset contribution agreement. Diamondback is a tenant in the Fasken Center. For the years ended December 31, 2020, 2019 and 2018, the Partnership received $7.8 million, $5.2 million and $2.6 million related to its lease agreement with Diamondback, respectively.

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

Subsequent to the Partnership’s IPO, the Partnership provides for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, specifically the Partnership’s investment in the Operating Company, using enacted tax rates expected to be in effect during the year in which the basis differences reverse. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the Partnership’s deferred tax assets will not be realized.

For the year ended December 31, 2020, the Partnership’s net income from continuing operations reflects income tax expense of $10.2 million. Net income from continuing operations for the 2019 period subsequent to the IPO reflects income tax expense of $8.1 million and net income of the Predecessor reflects income tax expense of $18.2 million and $17.4 million, for the years ended December 31, 2019 and 2018, respectively. Total income tax expense from continuing operations for the years ended December 31, 2020, 2019 and 2018 differed from applying the U.S. statutory corporate income tax rate of 21% to pre-tax income primarily due to state income taxes, net of federal benefit, and due to net income attributable to the noncontrolling interest for the periods subsequent to the IPO.

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)
The components of the provision for income taxes from continuing operations for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019 Subsequent to IPO	2019 Prior to IPO	2018
			Predecessor	Predecessor
	(In thousands)
Current income tax provision:
Federal	$—	$—	$7,694	$11,089
State	206	189	270	425
Total current income tax provision	206	189	7,964	11,514
Deferred income tax provision:
Federal	9,648	7,600	9,983	5,689
State	375	282	235	156
Total deferred income tax provision	10,023	7,882	10,218	5,845
Total provision for income taxes	$10,229	$8,071	$18,182	$17,359

A reconciliation of the statutory federal income tax amount from continuing operations to the recorded expense is as follows:

	Year Ended December 31,
	2020	2019 Subsequent to IPO	2019 Prior to IPO	2018
			Predecessor	Predecessor
	(In thousands)
Income tax expense at the federal statutory rate (21%)	$32,536	$26,679	$17,677	$16,867
Impact of nontaxable noncontrolling interest	(23,103)	(18,982)	—	—
State income tax expense, net of federal tax effect	458	372	505	492
Other, net	338	2	—	—
Provision for income taxes	$10,229	$8,071	$18,182	$17,359

The components of the deferred tax assets and liabilities as of December 31, 2020 and 2019 of the Partnership are as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
Deferred tax assets
Net operating loss and other carryforwards (indefinite life)	$15,684	$232
Investment in the Operating Company	57,580	—
Total deferred tax assets	73,264	232
Deferred tax liabilities
Investment in the Operating Company	—	8,059
Total deferred tax liabilities	—	8,059
Net deferred tax assets (liabilities)	$73,264	$(7,827)

The Partnership had net deferred tax assets of approximately $73.3 million and net deferred tax liabilities of approximately $7.8 million at December 31, 2020 and 2019, respectively. Subsequent to the deemed formation of the Operating Company as a partnership for federal income tax purposes upon the Partnership’s IPO, deferred taxes are provided on the difference between the Partnership’s basis for financial accounting purposes and basis for federal income tax purposes in its investment in the Operating Company. In the second quarter of 2020, the Partnership recorded an adjustment through unitholders’ equity to the carrying value of its investment in the Operating Company, resulting in a decrease in the Partnership’s

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)
deferred tax liability related to its investment in the Operating Company. The Partnership incurred a tax net operating loss (“NOL”) in the current year due principally to the Operating Company’s tax deductions for accelerated depreciation, which exceeded its other items of taxable income. At December 31, 2020, the Partnership had approximately $74.7 million of federal NOLs with an indefinite carryforward life. The Partnership principally operates in the state of Texas and, for the year ended December 31, 2020, has accrued state income tax expense of $0.2 million for its share of Texas margin tax attributable to the Partnership’s results which are included in a combined tax return filed by Diamondback.

Management considers the likelihood that the Partnership’s net operating losses and other deferred tax attributes will be utilized prior to their expiration, if applicable. At December 31, 2020, management’s assessment included consideration of all available positive and negative evidence, including the Partnership’s projected future taxable income and the anticipated timing of reversal of deferred tax assets. As a result of the assessment, management determined that it is more likely than not that the Partnership will realize its deferred tax assets.

In addition to the Partnership’s 2020 and 2019 tax years, the Predecessor’s 2016 through 2019 tax years, the periods during which the Predecessor’s sole owner, Diamondback, was responsible for federal income taxes on the Predecessor’s taxable income, remain open to examination by tax authorities. As of December 31, 2020, the Partnership did not have any significant uncertain tax positions requiring recognition in the financial statements. The Partnership is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the year ended December 31, 2020, there was no interest or penalties associated with uncertain tax positions recognized in the Partnership’s consolidated financial statements.

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

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets:

	December 31, 2020		December 31, 2019
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
	(In thousands)
Debt:
5.625% Senior Notes due 2025	$490,947	$528,125	$—	$—
Operating Company revolving credit facility	79,000	79,000	424,000	424,000
(1) The carrying value includes associated deferred loan costs and any remaining discount or premium, if any.

The fair value of the Operating Company’s revolving credit facility approximates its carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the December 31, 2020 quoted market price, a Level 1 classification in the fair value hierarchy.

16.    COMMITMENTS AND CONTINGENCIES

The Partnership may be a party to various legal proceedings, disputes and claims from time to time arising in the ordinary course of its business, including those that arise from interpretation of federal and state laws and regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. The Partnership’s management believes there are currently no such matters that, if decided adversely, will have a material adverse effect on the Partnership’s financial condition, results of operations, or cash flows.
Commitments

The following is a schedule of minimum future payments with commitments that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2020:

Year Ending December 31,	Volume Commitment Agreements
(In thousands)
2021	$4,563
2022	4,563
2023	4,563
2024	4,563
2025	4,561
Thereafter	32,850
Total	$55,663
During December 2020, the Partnership entered into a water services agreement for produced water disposal services, which has a term of fourteen years.

As of December 31, 2020, the Partnership’s anticipated future capital commitments for its equity method investments totaled $72.2 million in the aggregate. The timing of requested capital commitments can vary, but at December 31, 2020, up to approximately $57.4 million of the remaining commitment could be funded in 2021, with remaining commitments of $7.0 million funded in 2022 and $7.8 million funded in 2023.

Rattler Midstream LP
Notes to Consolidated Financial Statements

17.    SUBSEQUENT EVENTS

Cash Distribution

On February 17, 2021, the board of directors of the General Partner approved a cash distribution for the fourth quarter of 2020 of $0.20 per common unit, payable on March 15, 2021, to common unitholders of record at the close of business on March 8, 2021.

18.    SEGMENT INFORMATION

The Partnership’s operations are located in the United States and are reported in two operating business segments: (i) midstream services and (ii) real estate operations. The segments comprise the structure used by its Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. Segment profit represents income and excludes certain items not allocated to the Partnership’s operating segments, including general and administrative costs associated with corporate and operations support activities and income taxes. The Partnership derives substantially all of its midstream services revenue from its commercial agreements with Diamondback. The following tables summarize the results of the Partnership’s operating business segments during the periods presented:

	Year Ended December 31, 2020
	Midstream Services	Real Estate Operations	Total
	(In thousands)
Revenues—related party	$379,089	$—	$379,089
Revenues—third party	31,124	—	31,124
Rental income—related party	—	7,495	7,495
Rental income—third party	—	5,340	5,340
Other real estate income—related party	—	306	306
Other real estate income—third party	—	551	551
Total revenues	410,213	13,692	423,905
Direct operating expenses	131,393	—	131,393
Cost of goods sold (exclusive of depreciation and amortization)	38,370	—	38,370
Real estate operating expenses	—	2,361	2,361
Depreciation, amortization and accretion	45,092	8,031	53,123
Impairment	918	—	918
(Gain) loss on disposal of property, plant and equipment	(729)	—	(729)
(Income) loss from equity method investments	9,881	—	9,881
Segment profit	185,288	3,300	188,588
General and administrative expenses			(16,367)
Interest income (expense), net			(17,287)
Net income (loss) before income taxes	185,288	3,300	154,934
Provision for (benefit from) income taxes			10,229
Net income (loss)	$185,288	$3,300	$144,705

Segment assets	$1,529,312	$102,439	$1,808,588
Capital expenditures	$136,174	$646	$136,820
Equity method investments	$532,927	$—	$532,927

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

	Year Ended December 31, 2019
	Midstream Services	Real Estate Operations	Total
	(In thousands)
Revenues—related party	$409,120	$—	$409,120
Revenues—third party	24,324	—	24,324
Rental income—related party	—	4,771	4,771
Rental income—third party	—	7,890	7,890
Other real estate income—related party	—	379	379
Other real estate income—third party	—	1,189	1,189
Total revenues	433,444	14,229	447,673
Direct operating expenses	106,311	—	106,311
Cost of goods sold (exclusive of depreciation and amortization)	62,856	—	62,856
Real estate operating expenses	—	2,643	2,643
Depreciation, amortization and accretion	34,775	7,561	42,336
(Gain) loss on disposal of property, plant and equipment	1,524	—	1,524
(Income) loss from equity method investments	6,329	—	6,329
Segment profit	221,649	4,025	225,674
General and administrative expenses			(12,663)
Interest income (expense), net			(1,039)
Net income (loss) before income taxes	221,649	4,025	211,972
Provision for (benefit from) income taxes			26,253
Net income (loss)	$221,649	$4,025	$185,719

Segment assets	$1,433,776	$110,676	$1,636,393
Capital expenditures	$241,786	$—	$241,786
Equity method investments	$479,558	$—	$479,558

	Year Ended December 31, 2018
	Midstream Services	Real Estate Operations	Total
	(In thousands)
Revenues—related party	$169,396	$—	$169,396
Revenues—third party	3,292	—	3,292
Rental income—related party	—	2,383	2,383
Rental income—third party	—	8,125	8,125
Other real estate income—related party	—	228	228
Other real estate income—third party	—	1,043	1,043
Total revenues	172,688	11,779	184,467
Direct operating expenses	33,714	—	33,714
Cost of goods sold (exclusive of depreciation and amortization)	38,852	—	38,852
Real estate operating expenses	—	1,872	1,872
Depreciation, amortization and accretion	18,088	7,046	25,134
(Gain) loss on disposal of property, plant and equipment	2,577	—	2,577
Segment profit	79,457	2,861	82,318
General and administrative expenses			(1,999)
Net income (loss) before income taxes	79,457	2,861	80,319
Provision for (benefit from) income taxes			17,359
Net income (loss)	$79,457	$2,861	$62,960

Segment assets	$456,454	$105,467	$604,017
Capital expenditures	$164,876	$—	$164,876