Form 10-Q
period 2021-03-31
RATTLER MIDSTREAM LP
filed 2021-05-05
CIK 1748773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2021, the registrant had outstanding 40,752,589 common units representing limited partner interests and 107,815,152 Class B units representing limited partner interests.

RATTLER MIDSTREAM LP
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas industry terms used in this Quarterly Report on Form 10-Q (this “report”):

Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil, natural gas liquids or other liquid hydrocarbons.
Bbl/d	Bbl per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion	The process of treating a drilled well, followed by the installation of permanent equipment for the production of natural gas or oil or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Crude oil	Liquid hydrocarbons found in the earth, which may be refined into fuel sources.
Dry hole or dry well	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
Hydraulic fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock, typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Hydrocarbon	An organic compound containing only carbon and hydrogen.
Mcf	One thousand cubic feet of natural gas.
Mcf/d	One thousand cubic feet of natural gas per day.
MMBtu	One million British Thermal Units.
MMBtu/d	One million British Thermal Units per day.
Natural gas	Hydrocarbon gas found in the earth, composed of methane, ethane, butane, propane and other gases.
Operator	The individual or company responsible for the exploration and/or production of a crude oil or natural gas well or lease.
Reserves	Estimated remaining quantities of crude oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering crude oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Throughput	The volume of product transported or passing through a pipeline, plant, terminal or other facility.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms used in this report:

ASU	Accounting Standards Update.
ASC	Accounting Standards Codification.
Diamondback	Diamondback Energy, Inc., a Delaware corporation, and its subsidiaries other than the Partnership and its subsidiaries (including the Operating Company).
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Rattler Midstream GP LLC, a Delaware limited liability company; the general partner of the Partnership and a wholly owned subsidiary of Diamondback.
LIBOR	The London interbank offered rate.
LTIP	Rattler Midstream LP Long Term Incentive Plan.
Nasdaq	The Nasdaq Global Select Market.
Notes	The $500.0 million in aggregate principal amount of 5.625% Senior Notes due 2025 issued on July 14, 2020.
OPEC	Organization of the Petroleum Exporting Countries.
Operating Company	Rattler Midstream Operating LLC, a Delaware limited liability company and a consolidated subsidiary of the Partnership.
Partnership	Rattler Midstream LP, a Delaware limited partnership.
Partnership agreement	The first amended and restated agreement of limited partnership, dated May 28, 2019.
SEC	Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and our Annual Report on Form 10-K for the year ended December 31, 2020 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Partnership” are intended to mean the business and operations of the Partnership and its consolidated subsidiaries.

Forward-looking statements may include statements about:

•Diamondback’s ability to meet its drilling and development plans on a timely basis or at all;
•the volatility of realized oil and natural gas prices, including in Diamondback’s area of operation in the Permian Basin;
•the implications and logistical challenges of epidemic or pandemic diseases, including the ongoing COVID-19 pandemic on the oil and natural gas industry, including the impact on pricing and demand for oil and natural gas and the supply chain disruptions during the ongoing COVID-19 pandemic;
•changes in general economic, business or industry conditions;
•conditions in the capital, financial and credit markets;
•competitive conditions in our industry and the effect of U.S. energy, environmental, monetary and trade policies;
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
•the impact of severe weather conditions, including the recent winter storms in the Permian Basin, on Diamondback’s production volumes;
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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Rattler Midstream LP
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2021	2020
	(In thousands)
Assets
Current assets:
Cash	$9,760	$23,927
Accounts receivable—related party	46,238	57,447
Accounts receivable—third party, net	7,060	5,658
Sourced water inventory	9,738	10,108
Other current assets	948	1,127
Total current assets	73,744	98,267
Property, plant and equipment:
Land	85,826	85,826
Property, plant and equipment	1,017,574	1,012,777
Accumulated depreciation, amortization and accretion	(110,491)	(100,728)
Property, plant and equipment, net	992,909	997,875
Right of use assets	406	574
Equity method investments	525,078	532,927
Real estate assets, net	96,751	96,687
Intangible lease assets, net	4,050	4,262
Deferred tax asset	71,397	73,264
Other assets	4,463	4,732
Total assets	$1,768,798	$1,808,588
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$524	$139
Accrued liabilities	39,428	42,508
Taxes payable	217	192
Short-term lease liability	406	574
Asset retirement obligations	35	35
Total current liabilities	40,610	43,448
Long-term debt	545,450	569,947
Asset retirement obligations	15,621	15,093
Total liabilities	601,681	628,488
Commitments and contingencies (Note 14)
Unitholders’ equity:
General partner—Diamondback	879	899
Common units—public (41,277,589 units issued and outstanding as of March 31, 2021 and 42,356,637 units issued and outstanding as of December 31, 2020)	374,432	385,189
Class B units—Diamondback (107,815,152 units issued and outstanding as of March 31, 2021 and as of December 31, 2020)	879	899
Accumulated other comprehensive income (loss)	(30)	(123)
Total Rattler Midstream LP unitholders’ equity	376,160	386,864
Non-controlling interest	791,060	793,638
Non-controlling interest in accumulated other comprehensive income (loss)	(103)	(402)
Total equity	1,167,117	1,180,100
Total liabilities and unitholders’ equity	$1,768,798	$1,808,588
See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands, expect per unit amounts)
Revenues:
Revenues—related party	$87,078	$116,583
Revenues—third party	8,121	9,100
Other income—related party	2,540	1,518
Other income—third party	1,069	2,194
Total revenues	98,808	129,395
Costs and expenses:
Direct operating expenses	32,511	32,874
Cost of goods sold (exclusive of depreciation and amortization)	8,811	15,961
Real estate operating expenses	517	728
Depreciation, amortization and accretion	11,246	12,506
Impairment and abandonments	3,371	—
General and administrative expenses	4,634	4,514
(Gain) loss on disposal of property, plant and equipment	6	1,538
Total costs and expenses	61,096	68,121
Income (loss) from operations	37,712	61,274
Other income (expense):
Interest income (expense), net	(7,310)	(2,621)
Income (loss) from equity method investments	(2,823)	(245)
Total other income (expense), net	(10,133)	(2,866)
Net income (loss) before income taxes	27,579	58,408
Provision for (benefit from) income taxes	1,671	3,820
Net income (loss)	25,908	54,588
Less: Net income (loss) attributable to non-controlling interest	19,893	41,557
Net income (loss) attributable to Rattler Midstream LP	$6,015	$13,031
Net income (loss) attributable to limited partners per common unit:
Basic	$0.13	$0.28
Diluted	$0.13	$0.28
Weighted average number of limited partner common units outstanding:
Basic	41,742	43,700
Diluted	41,742	43,700

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income (loss)	$25,908	$54,588
Other comprehensive income (loss):
Change in accumulated other comprehensive income (loss) of equity method investees attributable to non-controlling interest	299	(195)
Change in accumulated other comprehensive income (loss) of equity method investees attributable to limited partner	93	(63)
Total other comprehensive income (loss)	392	(258)
Comprehensive income (loss)	$26,300	$54,330

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Changes in Unitholders’ Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest	Accumulated Other Comprehensive Income	Non-Controlling Interest-Accumulated Other Comprehensive Income
	Common Units	Amount	Class B Units	Amount	Amount	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2020	42,357	$385,189	107,815	$899	$899	$793,638	$(123)	$(402)	$1,180,100
Repurchased units as part of unit buyback	(1,082)	(11,114)	—	—	—	—	—	—	(11,114)
Unit-based compensation	—	2,332	—	—	—	—	—	—	2,332
Issuance of common units	3	—	—	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	93	299	392
Distribution equivalent rights payments	—	(418)	—	—	—	—	—	—	(418)
Change in ownership of consolidated subsidiaries, net	—	712	—	—	—	(908)	—	—	(196)
Cash paid for tax withholding on vested common units	—	(21)	—	—	—	—	—	—	(21)
Distributions	—	(8,263)	—	(20)	(20)	(21,563)	—	—	(29,866)
Net income (loss)	—	6,015	—	—	—	19,893	—	—	25,908
Balance at March 31, 2021	41,278	$374,432	107,815	$879	$879	$791,060	$(30)	$(103)	$1,167,117

	Limited Partners				General Partner	Non-Controlling Interest	Accumulated Other Comprehensive Income	Non-Controlling Interest-Accumulated Other Comprehensive Income
	Common Units	Amount	Class B Units	Amount	Amount	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2019	43,700	$737,777	107,815	$979	$979	$376,928	$(198)	$(625)	$1,115,840
Unit-based compensation	—	2,219	—	—	—	—	—	—	2,219
Distribution equivalent rights payments	—	(652)	—	—	—	—	—	—	(652)
Other comprehensive income (loss)	—	—	—	—	—	—	(63)	(195)	(258)
Distributions	—	(12,673)	—	(20)	(20)	(31,266)	—	—	(43,979)
Net income (loss)	—	13,031	—	—	—	41,557	—	—	54,588
Balance at March 31, 2020	43,700	$739,702	107,815	$959	$959	$387,219	$(261)	$(820)	$1,127,758

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$25,908	$54,588
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for deferred income taxes	1,671	3,820
Depreciation, amortization and accretion	11,246	12,506
(Gain) loss on disposal of property, plant and equipment	6	1,538
Impairment and abandonments	3,371	—
Unit-based compensation expense	2,332	2,219
(Income) loss from equity method investments	2,823	245
Other	503	—
Changes in operating assets and liabilities:
Accounts receivable—related party	11,209	31,674
Accounts payable, accrued liabilities and taxes payable	(6,092)	(8,540)
Other	(309)	(63)
Net cash provided by (used in) operating activities	52,668	97,987
Cash flows from investing activities:
Additions to property, plant and equipment	(5,860)	(52,046)
Contributions to equity method investments	(3,663)	(32,563)
Distributions from equity method investments	9,107	9,761
Other	—	42
Net cash provided by (used in) investing activities	(416)	(74,806)
Cash flows from financing activities:
Proceeds from borrowings from credit facility	12,000	27,000
Payments on credit facility	(37,000)	—
Repurchased units as part of unit buyback	(11,114)	—
Distribution to public	(8,263)	(12,673)
Distribution to Diamondback	(21,583)	(31,286)
Other	(459)	(672)
Net cash provided by (used in) financing activities	(66,419)	(17,631)
Net increase (decrease) in cash	(14,167)	5,550
Cash at beginning of period	23,927	10,633
Cash at end of period	$9,760	$16,183
Supplemental disclosure of non-cash investing activity:
Accrued liabilities related to capital expenditures	$8,725	$5,328

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

The Partnership is a publicly traded Delaware limited partnership focused on owning, operating, developing and acquiring midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin.

As of March 31, 2021, the General Partner held a 100% general partner interest in the Partnership. Diamondback owns all of the Partnership’s 107,815,152 Class B units that provide a 72% voting interest. Diamondback owns and controls the General Partner.

As of March 31, 2021, the Partnership owned a 28% controlling membership interest in the Operating Company and Diamondback owned, through its ownership of the Operating Company units, a 72% economic, non-voting interest in the Operating Company. As required by GAAP, the Partnership consolidates 100% of the assets and operations of the Operating Company in its financial statements and reflects a non-controlling interest attributable to Diamondback. In addition to the Operating Company, other consolidated subsidiaries of the Partnership include Tall City Towers LLC (“Tall Towers”), Rattler Ajax Processing LLC and Rattler OMOG LLC.

The Partnership also owns indirect interests in Amarillo Rattler, LLC (“Amarillo Rattler”), OMOG JV LLC (“OMOG”), EPIC Crude Holdings, LP (“EPIC”), EPIC Crude Holdings GP, LLC, Wink to Webster Pipeline LLC (“Wink to Webster”) and Gray Oak Pipeline, LLC (“Gray Oak”), which are accounted for as equity method investments as discussed further in Note 6— Equity Method Investments.

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes thereto were prepared in accordance with GAAP. All significant intercompany balances and transactions have been eliminated upon consolidation. The Partnership reports its operations in one reportable segment. Effective in the first quarter of fiscal 2021, the Partnership determined the former real estate operations segment no longer met the criteria to be an operating segment due to a change in focus and the relative immateriality of the activity.

These condensed consolidated financial statements have been prepared by the Partnership without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Partnership believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Partnership’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which contains a summary of the Partnership’s significant accounting policies and other disclosures.

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, in 2020, the effects of COVID-19, and actions by OPEC members and other exporting nations on the supply and demand in global oil and natural gas markets, resulted in significant negative pricing pressure in the first half of 2020, followed by a recovery in pricing in the second half of 2020 and into 2021. Many companies in the oil and natural gas industry, including Diamondback, changed their business plans in response to changing market conditions. Such circumstances generally increase the uncertainty in the Partnership’s accounting estimates, particularly those involving financial forecasts.

The Partnership evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods it considers reasonable in each particular circumstance. Nevertheless, actual results may differ significantly from the Partnership’s estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include, but are not limited to, (i) revenue accruals, (ii) the fair value of long-lived assets, (iii) asset retirement obligations and (iv) income taxes.

Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	March 31, 2021	December 31, 2020
	(In thousands)
Direct operating expenses accrued	$18,987	$18,160
Capital expenditures accrued	8,725	5,328
Interest expense accrued	5,859	12,969
Sourced water purchases accrued	4,208	3,597
Other	1,649	2,454
Total accrued liabilities	$39,428	$42,508

Accumulated Other Comprehensive Income

The following table provides changes in the components of accumulated other comprehensive income, net of related income tax effects (in thousands):

Balance as of December 31, 2020	$(525)
Other comprehensive income (loss)	392
Balance as of March 31, 2021	$(133)

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” This update is intended to simplify the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance. This update is effective for public business entities beginning after December 15, 2020, with early adoption permitted. The Partnership adopted this update effective January 1, 2021. The adoption of this update did not have a material impact on its financial position, results of operations or liquidity.

The Partnership considers the applicability and impact of all ASUs. ASUs not discussed above were assessed and determined to be either not applicable or clarifications of ASUs previously disclosed.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The Partnership generates revenues by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing sourced water, and collecting, recycling and disposing of produced water.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
Surface revenue, rental and real estate income and amortization of out of market leases are outside the scope of ASC Topic 606, “Revenue from Contracts with Customers.”

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Type of Service:
Produced water gathering and disposal	$66,328	$81,348
Sourced water gathering	16,577	30,767
Crude oil gathering	6,791	7,777
Natural gas gathering	5,400	4,930
Real estate contracts (non ASC 606 revenues)	3,609	3,712
Surface revenue (non ASC 606 revenues)	103	861
Total revenues	$98,808	$129,395

4.    REAL ESTATE ASSETS
The following schedules present the cost and related accumulated depreciation or amortization (as applicable) of the Partnership’s real estate assets and intangible lease assets:

		As of
	Estimated Useful Lives	March 31, 2021	December 31, 2020
	(Years)	(In thousands)
Buildings	20-30	$103,979	$102,918
Tenant improvements	15	4,506	4,506
Land	N/A	2,437	2,437
Land improvements	15	484	484
Total real estate assets		111,406	110,345
Less: accumulated depreciation		(14,655)	(13,658)
Total investment in real estate, net		$96,751	$96,687

		As of
	Weighted Average Useful Lives	March 31, 2021	December 31, 2020
	(Months)	(In thousands)
In-place lease intangibles	45	$11,435	$11,405
Less: accumulated amortization		(9,149)	(8,980)
In-place lease intangibles, net		2,286	2,425

Above-market lease intangibles	45	3,623	3,623
Less: accumulated amortization		(1,859)	(1,786)
Above-market lease intangibles, net		1,764	1,837
Total intangible lease assets, net		$4,050	$4,262

Depreciation and amortization expense for real estate assets was $1.2 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
The following table presents the Partnership’s estimated amortization expense related to lease intangibles for the periods indicated (in thousands):

Remainder of
2021	2022	2023	2024	2025	Thereafter
$502	$562	$674	$785	$811	$716

5.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth the Partnership’s property, plant and equipment:

		As of
	Estimated	March 31,	December 31,
	Useful Lives	2021	2020
	(Years)	(In thousands)
Produced water disposal systems	10-30	$657,200	$654,545
Crude oil gathering systems(1)	30	134,644	133,998
Natural gas gathering and compression systems(1)	10-30	113,455	112,072
Sourced water gathering systems(1)	30	112,275	112,162
Total property, plant and equipment		1,017,574	1,012,777
Less: accumulated depreciation, amortization and accretion		(110,491)	(100,728)
Land	N/A	85,826	85,826
Total property, plant and equipment, net		$992,909	$997,875

(1)Included in gathering systems are $16.8 million and $27.5 million of assets at March 31, 2021 and December 31, 2020, respectively, that are not subject to depreciation, amortization and accretion as the systems were under construction and had not yet been put into service.

Depreciation expense related to property, plant and equipment was $9.8 million and $10.7 million for the three months ended March 31, 2021 and 2020, respectively.

Capitalized internal costs and capitalized interest related to property, plant and equipment were immaterial for the three months ended March 31, 2021 and 2020.

The Partnership evaluates its long-lived assets for potential impairment whenever events or circumstances indicate it is more likely than not that the carrying amount of the asset, or set of assets, is greater than the fair value. An impairment involves comparing the estimated future undiscounted cash flows of an asset with the carrying amount. If the carrying amount of the asset exceeds the estimated future undiscounted cash flows, then an impairment charge is recorded for the difference between the estimated fair value of the asset and its carrying value. Impairment charges related to abandoned projects totaling $3.4 million were recorded during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Partnership incurred immaterial losses related to weather damage at certain produced water disposal facilities, which are reflected in (gain) loss on disposal of property, plant and equipment in the condensed consolidated statement of operations. It is possible that circumstances requiring additional impairment testing will occur in future interim periods, which could result in potentially material impairment charges being recorded.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
6.    EQUITY METHOD INVESTMENTS

The following table presents the carrying values of the Partnership’s equity method investments as of the dates indicated:

	Ownership Interest	March 31, 2021	December 31, 2020
		(In thousands)
EPIC Crude Holdings, LP	10%	$115,844	$120,863
Gray Oak Pipeline, LLC	10%	126,893	130,353
Wink to Webster Pipeline LLC (1)	4%	85,731	82,631
OMOG JV LLC	60%	191,492	193,726
Amarillo Rattler, LLC (2)	50%	5,118	5,354
Total		$525,078	$532,927
(1)The Wink to Webster joint venture is developing a crude oil pipeline (the “Wink to Webster pipeline”). The Wink to Webster pipeline’s main segment began interim service operation in the fourth quarter of 2020, and the joint venture is expected to begin full commercial operations in the fourth quarter of 2021.
(2)On April 30, 2021, the Partnership sold its interest in the Amarillo Rattler joint venture. See Note 15 —Subsequent Events for further discussion.

The following table summarizes the income (loss) of equity method investees reflected in the condensed consolidated statement of operations for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
EPIC Crude Holdings, LP	$(5,436)	$(2,183)
Gray Oak Pipeline, LLC	2,298	582
Wink to Webster Pipeline LLC	(563)	188
OMOG JV LLC	1,115	1,334
Amarillo Rattler, LLC	(237)	(166)
Total	$(2,823)	$(245)

The Partnership reviews its equity method investments to determine if a loss in value which is other than temporary has occurred. If such a loss has occurred, the Partnership recognizes an impairment provision. During the three months ended March 31, 2021, the Partnership’s loss from equity method investments includes a proportional charge of $2.9 million representing impairment recorded by the investee associated with abandoned projects. No other impairments were recorded for the Partnership’s equity method investments for the three months ended March 31, 2021 or 2020. The entities in which the Partnership is invested all serve customers in the oil and natural gas industry, which has been experiencing economic challenges as described above. It is possible that prolonged industry challenges could result in circumstances requiring impairment testing, which could result in potentially material impairment charges in future interim periods.

7.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	March 31, 2021	December 31, 2020
	(In thousands)
5.625% Senior Notes due 2025	$500,000	$500,000
Operating Company revolving credit facility	54,000	79,000
Unamortized debt issuance costs	(8,550)	(9,053)
Total long-term debt	$545,450	$569,947

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
The Operating Company’s Revolving Credit Facility

The Operating Company’s credit agreement (the “Credit Agreement”) provides for a revolving credit facility in the maximum amount of $600.0 million, which is expandable to $1.0 billion upon the Partnership’s election, subject to obtaining additional lender commitments and satisfaction of customary conditions. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid at the maturity date of May 28, 2024. As of March 31, 2021, the Operating Company had $54.0 million of outstanding borrowings and $546.0 million available for future borrowings under the Credit Agreement. During the three months ended March 31, 2021 and 2020, the weighted average interest rate on borrowings under the Credit Agreement was 1.40% and 2.79%, respectively.

As of March 31, 2021, the Operating Company was in compliance with all financial maintenance covenants under the Credit Agreement.

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

The Notes are senior unsecured obligations of the Partnership, rank equally in right of payment with all of the Partnership’s existing and future senior indebtedness it may incur and initially are guaranteed on a senior unsecured basis by the Operating Company, Tall Towers, Rattler OMOG LLC and Rattler Ajax Processing LLC. Neither Diamondback nor the General Partner guarantee the Notes. In the future, each of the Partnership’s restricted subsidiaries that either (i) guarantees any of its or a guarantor’s other indebtedness or (ii) is classified as a domestic restricted subsidiary under the indenture governing the Notes and is an obligor with respect to any indebtedness under any credit facility will be required to guarantee the Notes.

8.    UNIT-BASED COMPENSATION

On May 22, 2019, the board of directors of the General Partner adopted the Rattler Midstream LP Long Term Incentive Plan (“LTIP”) for employees, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. As of March 31, 2021, a total of 14,842,071 common units had been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
The following table presents the phantom unit activity under the LTIP for the three months ended March 31, 2021:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2020	2,089,668	$17.07
Granted	210,631	$11.01
Vested	(4,755)	$12.59
Forfeited	(13,385)	$5.79
Unvested at March 31, 2021	2,282,159	$16.59

The aggregate fair value of phantom units that vested during the three months ended March 31, 2021 was $0.1 million. As of March 31, 2021, the unrecognized compensation cost related to unvested phantom units was $30.2 million, and is expected to be recognized over a weighted-average period of 3.04 years. For the three months ended March 31, 2021 and 2020, the Partnership incurred $2.3 million and $2.2 million, respectively, of unit–based compensation expense.

9.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has general partner and limited partner units. At March 31, 2021, the Partnership had a total of 41,277,589 common units issued and outstanding and 107,815,152 Class B units issued and outstanding, of which no common units and 107,815,152 Class B units, representing approximately 72% of the Partnership’s total units outstanding, were beneficially owned by Diamondback. Diamondback also beneficially owns 107,815,152 Operating Company units, representing a 72% economic, non-voting interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

Common Unit Repurchase Program

On October 29, 2020, the board of directors of the General Partner approved a common unit repurchase program to acquire up to $100 million of the Partnership’s outstanding common units. The common unit repurchase program is authorized to extend through December 31, 2021 and the Partnership intends to purchase common units under the repurchase program opportunistically with cash on hand and free cash flow from operations. The repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the General Partner at any time. During the three months ended March 31, 2021, the Partnership repurchased approximately $11.1 million of common units under the repurchase program. As of March 31, 2021, $74.1 million remained available for use to repurchase common units under the Partnership’s common unit repurchase program.

Changes in Ownership of Consolidated Subsidiaries

Non-controlling interest in the accompanying condensed consolidated financial statements represents Diamondback’s ownership in the net assets of the Operating Company. Diamondback’s relative ownership interest in the Operating Company can change due to the Partnership’s public offerings, issuance of units for acquisitions, issuance of unit-based compensation, repurchases of common units and distribution equivalent rights paid on the Partnership’s units. These changes in ownership percentage and the disproportionate allocation of net income to Diamondback discussed below result in adjustments to non-controlling interest and common unitholder equity, tax effected. The following table summarizes changes in the ownership interest in consolidated subsidiaries during the period:

Three Months Ended March 31, 2021
(In thousands)
Net income (loss) attributable to the Partnership	$6,015
Change in ownership of consolidated subsidiaries	712
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$6,727

There were no changes in ownership of consolidated subsidiaries during the three months ended March 31, 2020.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
Cash Distributions on Common Units

The board of directors of the General Partner sets and administers the cash distribution policies for the Partnership and the Operating Company. Cash distributions paid by the Operating Company to Diamondback and the Partnership as the holders of the Operating Company’s common units are determined by the board of directors of the General Partner on a quarterly basis. The partnership agreement does not require the Partnership to pay minimum distributions to its common unitholders on a quarterly or other basis, and the Partnership does not employ structures intended to consistently maintain or increase distributions over time. On April 28, 2021, the board of directors of the General Partner approved a cash distribution for the first quarter of 2021 of 0.20 per Operating Company unit and per common unit. Distributions due to common unitholders are payable on May 21, 2021, to common unitholders of record at the close of business on May 14, 2021. The board of directors of the General Partner may change the distribution policies at any time and from time to time.

The following table presents information regarding cash distributions approved by the board of directors of the General Partner and paid during the three months ended March 31, 2021:

		Distributions
		(in thousands)
Period	Amount per Unit	Operating Company Distributions to Diamondback	Common Unitholders	Declaration Date	Unitholder Record Date	Payment Date
Q4 2020	$0.20	$21,563	$8,263	February 17, 2021	March 8, 2021	March 15, 2021

10.    EARNINGS PER COMMON UNIT

Earnings per common unit on the condensed consolidated statements of operations is based on the net income of the Partnership for the three months ended March 31, 2021 and 2020, which is the amount of net income that is attributable to the Partnership’s common units. The Partnership’s net income is allocated wholly to the common units, as the General Partner does not have an economic interest.

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

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per unit amounts)
Net income (loss) attributable to Rattler Midstream LP	$6,015	$13,031
Less: net (income) loss allocated to participating securities(1)	(418)	(652)
Net income (loss) attributable to common unitholders	$5,597	$12,379
Weighted average common units outstanding:
Basic weighted average common units outstanding	41,742	43,700
Effect of dilutive securities:
Potential common units issuable(2)	—	—
Diluted weighted average common units outstanding	41,742	43,700
Net income per common unit, basic	$0.13	$0.28
Net income per common unit, diluted	$0.13	$0.28
(1)    Distribution equivalent rights granted to employees are considered participating securities.
(2)    For the three months ended March 31, 2021 and 2020, no potential common units were included in the computation of diluted earnings per unit because their inclusion would have been anti-dilutive under the treasury stock method for the periods presented. However, such potential common units could dilute basic earnings per unit in future periods.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
11.    RELATED PARTY TRANSACTIONS

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

Commercial Agreements

The Partnership derives substantially all of its revenue from its commercial agreements with Diamondback for the provision of midstream services. Revenues generated from commercial agreements with Diamondback consist of the following:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Produced water gathering and disposal	$64,306	$79,101
Sourced water gathering	15,243	30,003
Natural gas gathering	5,400	4,930
Crude oil gathering	2,030	2,533
Surface revenue	99	16
Total	$87,078	$116,583

12.    INCOME TAXES

The Partnership’s effective income tax rates were 6.1% and 6.5% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the effective income tax rate for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, is primarily due to the impact of income attributable to the non-controlling interest and to state income taxes for the period.

For the three months ended March 31, 2021 and 2020, net income from continuing operations reflects income tax expense of $1.7 million and $3.8 million, respectively. Total income tax expense for the three months ended March 31, 2021 and 2020 differed from applying the U.S. statutory corporate income tax rate to pre-tax income primarily due to income attributable to the non-controlling interest and to state income taxes, net of federal benefit.

The Partnership’s total net deferred tax assets consist primarily of the tax basis over the financial statement carrying value of its investment in the Operating Company and of net operating loss carryforwards. As a result of management’s assessment each period, including consideration of all available positive and negative evidence, management continued to determine that it is more likely than not that the Partnership will realize its deferred tax assets as of March 31, 2021.

The American Rescue Plan was enacted on March 11, 2021 and the Coronavirus Aid, Relief, and Economic Security Act was enacted on March 27, 2020, which included a number of provisions applicable to U.S. income taxes for corporations. The Partnership has considered the impact of this legislation in the period of enactment and concluded there was not a material impact to the Partnership’s current or deferred income tax balances.

13.    FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	March 31, 2021		December 31, 2020
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
	(In thousands)
Debt:
5.625% Senior Notes due 2025	$491,450	$521,950	$490,947	$528,125
Operating Company revolving credit facility	$54,000	$54,000	$79,000	$79,000
(1) The carrying value includes associated deferred loan costs and any remaining discount or premium, if any.

The fair value of the Operating Company’s revolving credit facility approximates its carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the March 31, 2021 quoted market price, a Level 1 classification in the fair value hierarchy.

Fair Value of Financial Assets

The Partnership has other financial instruments consisting of cash, accounts receivable, other current assets, accounts payable, accrued liabilities and various other current liabilities. The carrying value of these instruments approximates fair value because of the short-term nature of the instruments.

14.    COMMITMENTS AND CONTINGENCIES

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

Commitments

As of March 31, 2021, the Partnership’s anticipated future capital commitments for its equity method investments include $8.7 million for the remainder of 2021 and $25.9 million in aggregate and reflect a reduction in future commitments due to the sale of Amarillo Rattler in April 2021.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

15.    SUBSEQUENT EVENTS

Cash Distribution

On April 28, 2021, the board of directors of the General Partner approved a cash distribution for the first quarter of 2021 of 0.20 per common unit, payable on May 21, 2021, to unitholders of record at the close of business on May 14, 2021.

Divestitures

On April 22, 2021, the Partnership signed a definitive agreement to sell one of its real estate properties located in Midland, Texas for estimated proceeds of $10 million, subject to certain closing adjustments. This transaction is expected to close in the second quarter of 2021.

On April 30, 2021, each of Rattler and its joint venture partner Amarillo Midstream, LLC sold its 50% interest in Amarillo Rattler to EnLink Midstream Operating, LP for aggregate total gross potential consideration of $75 million, consisting of $50 million at closing, $10 million upon the first anniversary of closing and up to $15 million in contingent earn-out payments over a three-year span based upon Diamondback's development activity. Net of transaction expenses and working capital adjustments, the Partnership received $23.5 million at closing, with an incremental $5 million due in April 2022 and could receive up to $7.5 million in contingent payments from 2023 to 2025.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a Delaware limited partnership formed by Diamondback in July 2018 to own, operate, develop and acquire midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin, one of the most prolific oil producing areas in the world. We have elected to be treated as a corporation for U.S. federal income tax purposes.

We provide crude oil, natural gas and water-related midstream services (including water sourcing and transportation and produced water gathering and disposal) to Diamondback under long-term, fixed-fee contracts. In addition to our midstream infrastructure assets, we own equity interests in three long-haul crude oil pipelines, which run from the Permian to the Texas Gulf Coast. In addition, we own equity interests in third-party operated gathering systems and processing facilities supported by dedications from Diamondback. We are critical to Diamondback’s development plans because we provide a long-term midstream solution to its increasing crude oil, natural gas and water-related services needs through our robust infield gathering systems and produced water disposal capabilities.

As of March 31, 2021, our general partner held a 100% general partner interest in us. Diamondback held no common units and beneficially owned all of our 107,815,152 outstanding Class B units, representing approximately 72% of our total units outstanding. Diamondback also owns and controls our general partner.

As of March 31, 2021, we owned a 28% controlling membership interest in the Operating Company and Diamondback owns, through its ownership of the Operating Company units, a 72% economic, non-voting interest in the Operating Company. However, as required by GAAP, we consolidate 100% of the assets and operations of the Operating Company in our financial statements and reflect a non-controlling interest.

Recent Developments

COVID-19 and Commodity Prices

In early March 2020, oil prices dropped sharply, and then continued to decline, briefly reaching negative levels, as a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including (i) actions taken by OPEC members and other exporting nations impacting commodity price and production levels, and (ii) a significant decrease in demand due to the ongoing COVID-19 pandemic. However, certain restrictions on conducting business that were implemented in response to the COVID-19 pandemic have since been lifted as improved treatments and vaccinations for COVID-19 have been rolled-out globally since late 2020. As a result, oil and natural gas prices have improved in response to the expected increase in demand for production.

We derive substantially all of our revenue from our commercial agreements with Diamondback, which do not contain minimum volume commitments. In response to the decrease in oil prices in early 2020 discussed above, Diamondback reduced its drilling and development plan on the acreage dedicated to us, which directly and adversely impacted Diamondback’s demand for our midstream services. Diamondback resumed completion activity to stem production declines in the third and fourth quarters of 2020. As a result, we adjusted our operations to this new level of completion and production activity in the second half of 2020 and continue to do so in 2021. We cannot predict the extent to which Diamondback’s business would be impacted if conditions in the energy industry were to deteriorate again, nor can we estimate the impact such conditions would have on Diamondback’s ability to execute its drilling and development plan on the dedicated acreage or to perform under our commercial agreements.

During 2021, we expect to continue to reduce operated capital expenditures towards a total of approximately half of 2020 levels. Combined with our equity method joint venture build cycle nearing its end and changing from a net outflow of capital contributions to a net inflow of cash distributions, we believe that this stabilized volume outlook will present a meaningful free cash flow generation even in this depressed commodity price environment.

Divestitures

On April 22, 2021, we signed a definitive agreement to sell one of our real estate properties located in Midland Texas for proceeds of approximately $10 million, subject to certain closing adjustments. This transaction is expected to close in the second quarter of 2021.

On April 30, 2021, we and our joint venture partner, Amarillo Midstream, LLC, sold our respective interests in Amarillo Rattler for aggregate total gross potential consideration of $75 million, consisting of $50 million at closing, $10 million upon the first anniversary of closing and up to $15 million in contingent earn-out payments over a three-year span based upon Diamondback's development activity. Net of transaction expenses and working capital adjustments, we received $23.5 million at closing, with an incremental $5 million due in April 2022, and could receive up to $7.5 million in contingent payments from 2023 to 2025.

Operational Update

Highlights

For the three months ended March 31, 2021, as compared with the three months ended March 31, 2020:

•average crude oil gathering volumes were 85,210 Bbl/d, a decrease of 12% year over year;
•average natural gas gathering volumes were 130,437 MMBtu/d, an increase of 11% year over year;
•average produced water gathering and disposal volumes were 765,588 Bbl/d, a decrease of 19% year over year; and
•average sourced water gathering volumes were 267,834 Bbl/d, a decrease of 40% year over year.

Pipeline Infrastructure Assets

The following tables provide information regarding our gathering, compression and transportation system as of March 31, 2021 and utilization for the quarter ended March 31, 2021:

(Miles)(1)	Delaware Basin	Midland Basin	Permian Total
Crude oil	108	46	154
Natural gas	157	—	157
Produced water	274	250	524
Sourced water	27	74	101
Total	566	370	936

(Capacity/capability)(1)	Delaware Basin	Midland Basin	Permian Total	Utilization
Crude oil gathering (Bbl/d)	210,000	65,000	275,000	31%
Natural gas compression (Mcf/d)	151,000	—	151,000	62%
Natural gas gathering (Mcf/d)	180,000	—	180,000	53%
Produced water gathering and disposal (Bbl/d)	1,330,000	1,805,000	3,135,000	24%
Sourced water gathering (Bbl/d)	120,000	455,000	575,000	47%
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

Sources of Our Revenues

We currently generate a substantial portion of our revenues under fee-based commercial agreements with Diamondback, each with an initial term ending in 2034, utilizing our infrastructure assets or our planned infrastructure assets to provide an array of essential services critical to Diamondback’s upstream operations on certain dedicated acreage in the Delaware and Midland Basins. Our crude oil infrastructure assets consist of gathering pipelines and metering facilities, which collectively gather crude oil for our customers. Our facilities gather crude oil from horizontal and vertical wells in Diamondback’s ReWard, Spanish Trail, Pecos and Glasscock areas within the Permian. Our natural gas gathering and compression system consists of gathering pipelines, compression and metering facilities, which collectively service the production from Diamondback’s Pecos area assets within the Permian. Our water sourcing and distribution assets consist of water wells, hydraulic fracturing pits, pipelines and water treatment facilities, which collectively gather and distribute water from Permian aquifers to the drilling and completion sites through buried pipelines and temporary surface pipelines. Our produced water gathering and disposal system spans approximately 524 miles and consists of gathering pipelines along with produced water disposal wells and facilities which collectively gather and dispose of produced water from operations throughout Diamondback’s Permian acreage.

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

Commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Diamondback and third-parties in the development of new crude oil and natural gas reserves. Generally, drilling and production activity will increase as crude oil and natural gas prices increase. Our throughput volumes depend primarily on the volumes of crude oil and natural gas produced by Diamondback in the Permian and, with respect to sourced water, the number of wells drilled and completed. Commodity prices are volatile and influenced by numerous factors beyond our or Diamondback’s control, including the domestic and global supply of and demand for crude oil and natural gas. The commodities trading markets, as well as other supply and demand factors, may also influence the selling prices of crude oil and natural gas. Furthermore, our ability to execute our development strategy in the Permian will depend on crude oil and natural gas production in that area, which is also affected by the supply of and demand for crude oil and natural gas.

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

Results of Operations

The following table sets forth selected historical operating data for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In thousands, except operating data)
Revenues:
Revenues—related party	$87,078	$116,583
Revenues—third party	8,121	9,100
Other income—related party	2,540	1,518
Other income—third party	1,069	2,194
Total revenues	98,808	129,395
Costs and expenses:
Direct operating expenses	32,511	32,874
Cost of goods sold (exclusive of depreciation and amortization)	8,811	15,961
Real estate operating expenses	517	728
Depreciation, amortization and accretion	11,246	12,506
Impairment and abandonments	3,371	—
General and administrative expenses	4,634	4,514
(Gain) loss on disposal of property, plant and equipment	6	1,538
Total costs and expenses	61,096	68,121
Income from operations	37,712	61,274
Other income (expense):
Interest income (expense), net	(7,310)	(2,621)
Income (loss) from equity method investments	(2,823)	(245)
Total other income (expense), net	(10,133)	(2,866)
Net income (loss) before income taxes	27,579	58,408
Provision for (benefit from) income taxes	1,671	3,820
Net income (loss)	25,908	54,588
Less: Net income (loss) attributable to non-controlling interest	19,893	41,557
Net income (loss) attributable to Rattler Midstream LP	$6,015	$13,031

Operating Data:
Throughput(1)
Crude oil gathering (Bbl/d)	85,210	97,293
Natural gas gathering (MMBtu/d)	130,437	117,761
Produced water gathering and disposal (Bbl/d)	765,588	941,628
Sourced water gathering (Bbl/d)	267,834	446,713
(1)    Does not include any volumes from the EPIC, Gray Oak, Wink to Webster, Amarillo Rattler or OMOG joint ventures.

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenues

Revenues decreased by $30.6 million to $98.8 million for the three months ended March 31, 2021 from $129.4 million for the three months ended March 31, 2020, primarily due to a reduction in sourced and produced water volumes due to Diamondback’s lower level of drilling and completion activity in the first quarter of 2021.

Direct Operating Expenses

Direct operating expenses decreased by $0.4 million to $32.5 million for the three months ended March 31, 2021 from $32.9 million for the three months ended March 31, 2020. The decrease is largely due to a focus on cost cutting efforts along with a reduction in expenses related to declining volumes in 2021.

Cost of Goods Sold

Cost of goods sold (exclusive of depreciation and amortization) decreased by $7.2 million to $8.8 million for the three months ended March 31, 2021 from $16.0 million for the three months ended March 31, 2020. The decrease primarily relates to a reduction in sourced water volumes due to Diamondback’s lower level of drilling and completion activity in the first quarter of 2021.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion was $11.2 million and $12.5 million for the three months ended March 31, 2021 and 2020, respectively. The decrease of $1.3 million was largely due to abandoned and sold assets during the fourth quarter of 2020 and first quarter of 2021, which reduced our asset base. In addition, a large number of assets were placed into service in the first quarter of 2020.

Impairment and Abandonments

Impairment and abandonments expense for the three months ended March 31, 2021 of $3.4 million related to capital projects that were abandoned due to capital budgeting and operational changes in plans.

Interest Expense, Net

Net interest expense was $7.3 million for the three months ended March 31, 2021, compared to $2.6 million for the three months ended March 31, 2020. This increase was primarily due to interest accrued on the notes which were issued in July 2020 and bear interest at a rate of 5.625% per annum.

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

We define Adjusted EBITDA as net income (loss) attributable to Rattler Midstream LP plus net income (loss) attributable to non-controlling interest (“net income (loss)”) before income taxes, interest expense (net of amount capitalized), depreciation, amortization and accretion on assets and liabilities of the Operating Company, our proportional depreciation and interest expense related to equity method investments, our proportional impairments and abandonments related to equity method investments, non-cash unit-based compensation expense, impairment and abandonments, (gain) loss on disposal of property, plant and equipment, provision for income taxes and other. The GAAP measure most directly comparable to Adjusted EBITDA is net income (loss). However, Adjusted EBITDA is not a measure of net income (loss) as determined by GAAP. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets.

Adjusted EBITDA should not be considered an alternative to net income (loss) or any other measure of financial performance or liquidity presented in accordance with GAAP. Our computation of Adjusted EBITDA excludes some, but not all, items that affect net income (loss), and these measures may vary from those of other companies. As a result, Adjusted EBITDA as presented below may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss) attributable to Rattler Midstream LP	$6,015	$13,031
Net income (loss) attributable to non-controlling interest	19,893	41,557
Net income (loss)	25,908	54,588
Interest expense, net of amount capitalized	7,310	2,621
Depreciation, amortization and accretion	11,246	12,506
Depreciation and interest expense related to equity method investments	10,525	3,766
Impairments and abandonments related to equity method investments	2,933	—
Non-cash unit-based compensation expense	2,332	2,219
Impairment and abandonments	3,371	—
(Gain) loss on disposal of property, plant and equipment	6	1,538
Provision for income taxes	1,671	3,820
Other	12	(78)
Adjusted EBITDA	65,314	80,980
Less: Adjusted EBITDA attributable to non-controlling interest	47,135	57,624
Adjusted EBITDA attributable to Rattler Midstream LP	$18,179	$23,356

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash generated from operations, borrowings under the credit agreement and the issuance of the notes. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. We do not have any commitment from Diamondback, our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Should we require additional capital, the indirect effect of depressed commodity markets and/or adverse macroeconomic conditions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

Cash Distributions on Common Units

On April 28, 2021, the board of directors of our general partner approved a cash distribution for the first quarter of 2021 of 0.20 per common unit, payable on May 21, 2021, to common unitholders of record at the close of business on May 14, 2021. The board of directors of our general partner may change the distribution policy at any time and from time to time. See Note 9 —Unitholders’ Equity and Distributions for additional discussion of our distribution policy.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$52,668	$97,987
Net cash provided by (used in) investing activities	(416)	(74,806)
Net cash provided by (used in) financing activities	(66,419)	(17,631)
Net increase (decrease) in cash	$(14,167)	$5,550

Operating Activities

Net cash provided by operating activities decreased by $45.3 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due primarily to a $30.6 million decline in revenues and an increase in cash paid for interest of $11.7 million. The remaining reduction is largely due to changes in working capital, including the timing of when collections are made on accounts receivable and payments are made on accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $0.4 million and $74.8 million during the three months ended March 31, 2021 and 2020, respectively, and was primarily related to additions to property, plant and equipment and contributions to our equity method investments, which were partially offset by distributions from our Gray Oak and OMOG equity method investments. The decrease in cash used in investing activities is the result of our equity method joint venture build cycle nearing its end and a change from a net outflow of capital contributions to a net inflow of cash distributions. See Note 6—Equity Method Investments included in the condensed notes to the consolidated financial statements included elsewhere in this report for further discussion.

Financing Activities

Net cash used in financing activities was $66.4 million during the three months ended March 31, 2021, and primarily related to distributions of $29.8 million to our unitholders, net payments on the credit facility of $25.0 million and $11.1 million in repurchases of common units under our repurchase program.

Net cash used in financing activities was $17.6 million during the three months ended March 31, 2020, and primarily related to distributions to our unitholders of $44.0 million partially offset by proceeds from borrowings on our credit facility of $27.0 million.

Common Unit Repurchase Program

On October 29, 2020, the board of directors of our general partner approved a common unit repurchase program to acquire up to $100 million of our outstanding common units. The common unit repurchase program is authorized to extend through December 31, 2021 and we intend to purchase common units under the repurchase program opportunistically with cash on hand and free cash flow from operations. The repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of our general partner at any time. During the three months ended March 31, 2021, we repurchased approximately $11.1 million of common units under the repurchase program. As of March 31, 2021, $74.1 million remained available for use to repurchase common units under our common unit repurchase program.

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
For the three months ended March 31, 2021, our total capital expenditures were $5.9 million, of which $3.8 million was related to produced water disposal assets, $0.6 million was related to crude oil gathering assets, $0.4 million was related to natural gas gathering assets and $1.1 million was related to real estate assets. We estimate that our total capital expenditures related to midstream assets for 2021 will be between $60 million and $80 million, excluding our anticipated total capital commitments related to our equity method investments of approximately $10 million to $20 million. We also estimate that our distributions related to our equity method investments will be between $35 million to $45 million. However, this range could decrease due to the continued impact, either directly or indirectly, of the COVID-19 pandemic or depressed crude oil prices on our business.
We own equity interests in the EPIC, Gray Oak, Wink to Webster, Amarillo Rattler and OMOG joint ventures. Each of these joint ventures is accounted for using the equity method. The following table sets forth our cumulative capital contributions and anticipated future capital commitment for each of our equity method investment interests:

	Ownership Interest	Acquisition Date	Cumulative Capital Contributions to Date	Anticipated Future Capital Commitment
			(In thousands)
EPIC Crude Holdings, LP	10%	February 1, 2019	$136,534	$3,466
Gray Oak Pipeline, LLC	10%	February 15, 2019	$142,096	$—
Wink to Webster Pipeline LLC	4%	July 30, 2019	$86,099	$21,901
OMOG JV LLC	60%	October 1, 2019	$218,555	$—
Amarillo Rattler, LLC	50%	December 20, 2019	$5,200	$500

As of March 31, 2021, our anticipated future capital commitments for our equity method investments include $8.7 million for the remainder of 2021 and total $25.9 million in aggregate. As discussed in Note 15— Subsequent Events, on April 30, 2021, we sold our investment in Amarillo Rattler, LLC. For further discussion regarding these investments see Note 6 — Equity Method Investment.

Based upon current expectations for 2021, we believe that our cash flows from operations, cash on hand and borrowing under our revolving credit facility will be sufficient to fund our operations and anticipated future capital commitments through the 12-month period following the filing of this report and thereafter.

Indebtedness

The Operating Company’s Revolving Credit Facility

The Operating Company’s credit agreement provides for a revolving credit facility in the maximum credit amount of $600.0 million, which is expandable to $1.0 billion upon our election, subject to obtaining additional lender commitments and satisfaction of customary conditions. As of March 31, 2021, there was $54.0 million of outstanding borrowings, and $546.0 million available for future borrowings, under the Operating Company’s revolving credit facility.

As of March 31, 2021, the Operating Company was in compliance with all financial covenants under its credit agreement.

For additional information regarding the revolving credit facility, see Note 7—Debt included in the condensed notes to the consolidated financial statements included elsewhere in this report.

Notes Offering

On July 14, 2020, we completed an offering of our 5.625% senior notes due 2025 in the aggregate principal amount of $500.0 million. We received net proceeds of approximately $489.5 million from the notes offering. We loaned the gross proceeds of the notes offering to the Operating Company, which used the proceeds from the notes offering to repay then outstanding borrowings under its revolving credit facility. Interest on the notes is payable semi-annually, and the first interest payment was made on January 15, 2021.

Contractual Obligations

Except as may be discussed in Note 7—Debt and Note 14—Commitments and Contingencies included in the condensed notes to the consolidated financial statements included elsewhere in this report, there were no material changes to our contractual obligations and other commitments, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies

There have been no changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of March 31, 2021, we had $54.0 million of outstanding borrowings and $546.0 million available for future borrowings under the credit agreement. During the three months ended March 31, 2021, the weighted average interest rate on borrowings under the credit agreement was 1.40%.

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

As of March 31, 2021, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of March 31, 2021, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Due to the nature of our business, we may be involved in various routine legal proceedings, disputes and claims from time to time arising in the ordinary course of our business activities. In the opinion of our management, there are currently no such matters that, if decided adversely, will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 14—Commitments and Contingencies included in the condensed notes to the consolidated financial statements included elsewhere in this report.

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

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common unit repurchase activity for the three months ended March 31, 2021 was as follows:

Period	Total Number of Units Purchased(1)	Average Price Paid Per Unit (2)	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan (3)
	($ in thousands, except per unit amounts)
January 1, 2021 - January 31, 2021	433,569	$10.02	433,569	$80,914
February 1, 2021 - February 28, 2021	411,041	$10.28	411,041	$76,688
March 1, 2021 - March 31, 2021	239,193	$10.72	237,245	$74,145
Total	1,083,803	$10.27	1,081,855
(1)Includes common units repurchased from employees in order to satisfy tax withholding requirements. Such units are retired immediately upon repurchase.
(2)The average price paid per common unit is net of any commissions paid to repurchase common units.
(3)In October 2020, our board of directors approved a common unit repurchase program to acquire up to $100 million of our outstanding common units through December 31, 2021. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of our general partner at any time.

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

10.1	2021 Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (File No. 001-38919) filed on February 25, 2021).
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-38919) filed on February 26, 2020).
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**
Certification of Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Unitholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

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

RATTLER MIDSTREAM LP

		By:	RATTLER MIDSTREAM GP LLC,
its general partner

Date:	May 5, 2021	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2021	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial Officer)