Form 10-Q
period 2021-06-30
RATTLER MIDSTREAM LP
filed 2021-08-05
CIK 1748773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had outstanding 40,776,404 common units representing limited partner interests and 107,815,152 Class B units representing limited partner interests.

RATTLER MIDSTREAM LP
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas industry terms used in this Quarterly Report on Form 10-Q (this “report”):

Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil, natural gas liquids or other liquid hydrocarbons.
Bbl/d	Bbl per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion	The process of treating a drilled well, followed by the installation of permanent equipment for the production of natural gas or oil or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Crude oil	Liquid hydrocarbons found in the earth, which may be refined into fuel sources.
Dry hole or dry well	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
Hydrocarbon	An organic compound containing only carbon and hydrogen.
Mcf	One thousand cubic feet of natural gas.
Mcf/d	One thousand cubic feet of natural gas per day.
MMBtu	One million British Thermal Units.
MMBtu/d	One million British Thermal Units per day.
Natural gas	Hydrocarbon gas found in the earth, composed of methane, ethane, butane, propane and other gases.
Operator	The individual or company responsible for the exploration and/or production of a crude oil or natural gas well or lease.
Reserves	Estimated remaining quantities of crude oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering crude oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Throughput	The volume of product transported or passing through a pipeline, plant, terminal or other facility.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms used in this report:

ASU	Accounting Standards Update.
ASC	Accounting Standards Codification.
Diamondback	Diamondback Energy, Inc., a Delaware corporation, and its subsidiaries other than the Partnership and its subsidiaries (including the Operating Company).
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Rattler Midstream GP LLC, a Delaware limited liability company; the general partner of the Partnership and a wholly owned subsidiary of Diamondback.
LIBOR	The London interbank offered rate.
LTIP	Rattler Midstream LP Long Term Incentive Plan.
Nasdaq	The Nasdaq Global Select Market.
Notes	The 5.625% Senior Notes due 2025 issued on July 14, 2020.
OPEC	Organization of the Petroleum Exporting Countries.
Operating Company	Rattler Midstream Operating LLC, a Delaware limited liability company and a consolidated subsidiary of the Partnership.
Partnership	Rattler Midstream LP, a Delaware limited partnership.
Partnership agreement	The first amended and restated agreement of limited partnership, dated May 28, 2019.
SEC	Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.

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
•the implications and logistical challenges of epidemic or pandemic diseases, including the COVID-19 pandemic and its impact on the oil and natural gas industry pricing and demand for oil and natural gas and supply chain logistics;
•changes in general economic, business or industry conditions;
•conditions in the capital, financial and credit markets;
•competitive conditions in our industry and the effect of U.S. energy, environmental, monetary and trade policies on our industry and business;
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
•the impact of severe weather conditions, including the February 2021 winter storms in the Permian Basin, on Diamondback’s production volumes;
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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Rattler Midstream LP
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2021	2020
	(In thousands)
Assets
Current assets:
Cash	$17,550	$23,927
Accounts receivable—related party	38,395	57,447
Accounts receivable—third party, net	10,586	5,658
Sourced water inventory	9,362	10,108
Other current assets	855	1,127
Total current assets	76,748	98,267
Property, plant and equipment:
Land	85,826	85,826
Property, plant and equipment	1,018,174	1,012,777
Accumulated depreciation, amortization and accretion	(119,521)	(100,728)
Property, plant and equipment, net	984,479	997,875
Right of use assets	235	574
Equity method investments	517,962	532,927
Real estate assets, net	85,045	96,687
Intangible lease assets, net	3,899	4,262
Deferred tax asset	67,323	73,264
Other assets	4,193	4,732
Total assets	$1,739,884	$1,808,588
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable	$90	$139
Accrued liabilities	39,621	42,508
Taxes payable	217	192
Short-term lease liability	235	574
Asset retirement obligations	79	35
Total current liabilities	40,242	43,448
Long-term debt	496,953	569,947
Asset retirement obligations	16,135	15,093
Total liabilities	553,330	628,488
Commitments and contingencies (Note 15)
Unitholders’ equity:
General partner—Diamondback	859	899
Common units—public (41,075,836 units issued and outstanding as of June 30, 2021 and 42,356,637 units issued and outstanding as of December 31, 2020)	375,773	385,189
Class B units—Diamondback (107,815,152 units issued and outstanding as of June 30, 2021 and as of December 31, 2020)	859	899
Accumulated other comprehensive income (loss)	10	(123)
Total Rattler Midstream LP unitholders’ equity	377,501	386,864
Non-controlling interest	809,053	793,638
Non-controlling interest in accumulated other comprehensive income (loss)	—	(402)
Total equity	1,186,554	1,180,100
Total liabilities and unitholders’ equity	$1,739,884	$1,808,588

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, expect per unit amounts)
Revenues:
Revenues—related party	$91,579	$78,031	$178,657	$194,614
Revenues—third party	5,967	7,175	14,088	16,275
Other income—related party	2,542	1,470	5,082	2,988
Other income—third party	1,043	2,059	2,112	4,253
Total revenues	101,131	88,735	199,939	218,130
Costs and expenses:
Direct operating expenses	26,299	37,378	58,810	70,252
Cost of goods sold (exclusive of depreciation and amortization)	10,298	4,744	19,109	20,705
Real estate operating expenses	544	590	1,061	1,318
Depreciation, amortization and accretion	15,239	12,100	26,485	24,606
Impairment and abandonments	—	—	3,371	—
General and administrative expenses	4,956	4,175	9,590	8,689
(Gain) loss on disposal of assets	5,005	1,243	5,011	2,781
Total costs and expenses	62,341	60,230	123,437	128,351
Income (loss) from operations	38,790	28,505	76,502	89,779
Other income (expense):
Interest income (expense), net	(8,235)	(1,926)	(15,545)	(4,547)
Gain (loss) on sale of equity method investments	22,989	—	22,989	—
Income (loss) from equity method investments	4,472	(13,034)	1,649	(13,279)
Total other income (expense), net	19,226	(14,960)	9,093	(17,826)
Net income (loss) before income taxes	58,016	13,545	85,595	71,953
Provision for (benefit from) income taxes	3,539	1,083	5,210	4,903
Net income (loss)	54,477	12,462	80,385	67,050
Less: Net income (loss) attributable to non-controlling interest	42,032	9,640	61,925	51,197
Net income (loss) attributable to Rattler Midstream LP	$12,445	$2,822	$18,460	$15,853
Net income (loss) attributable to limited partners per common unit:
Basic	$0.30	$0.05	$0.42	$0.33
Diluted	$0.30	$0.05	$0.42	$0.33
Weighted average number of limited partner common units outstanding:
Basic	41,033	43,812	41,386	43,756
Diluted	41,033	43,812	41,386	43,756

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss)	$54,477	$12,462	$80,385	$67,050
Other comprehensive income (loss):
Change in accumulated other comprehensive income (loss) of equity method investees attributable to non-controlling interest	103	(181)	402	(376)
Change in accumulated other comprehensive income (loss) of equity method investees attributable to limited partner	40	(59)	133	(122)
Total other comprehensive income (loss)	143	(240)	535	(498)
Comprehensive income (loss)	$54,620	$12,222	$80,920	$66,552

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Changes in Unitholders’ Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest	Accumulated Other Comprehensive Income	Non-Controlling Interest-Accumulated Other Comprehensive Income
	Common Units	Amount	Class B Units	Amount	Amount	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2020	42,357	$385,189	107,815	$899	$899	$793,638	$(123)	$(402)	$1,180,100
Repurchased units as part of unit buyback	(1,082)	(11,114)	—	—	—	—	—	—	(11,114)
Unit-based compensation	—	2,332	—	—	—	—	—	—	2,332
Issuance of common units	3	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	93	299	392
Change in ownership of consolidated subsidiaries, net	—	712	—	—	—	(908)	—	—	(196)
Cash paid for tax withholding on vested common units	—	(21)	—	—	—	—	—	—	(21)
Distribution equivalent rights payments	—	(418)	—	—	—	—	—	—	(418)
Distributions	—	(8,263)	—	(20)	(20)	(21,563)	—	—	(29,866)
Net income (loss)	—	6,015	—	—	—	19,893	—	—	25,908
Balance at March 31, 2021	41,278	374,432	107,815	879	879	791,060	(30)	(103)	1,167,117
Repurchased units as part of unit buyback	(475)	(5,198)	—	—	—	—	—	—	(5,198)
Unit-based compensation	—	2,485	—	—	—	—	—	—	2,485
Issuance of common units	273	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	40	103	143
Change in ownership of consolidated subsidiaries, net	—	1,941	—	—	—	(2,476)	—	—	(535)
Cash paid for tax withholding on vested common units	—	(1,693)	—	—	—	—	—	—	(1,693)
Distribution equivalent rights payments	—	(456)	—	—	—	—	—	—	(456)
Distributions	—	(8,183)	—	(20)	(20)	(21,563)	—	—	(29,786)
Net income (loss)	—	12,445	—	—	—	42,032	—	—	54,477
Balance at June 30, 2021	41,076	$375,773	107,815	$859	$859	$809,053	$10	$—	$1,186,554

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

Rattler Midstream LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$80,385	$67,050
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for deferred income taxes	5,210	4,903
Depreciation, amortization and accretion	26,485	24,606
(Gain) loss on disposal of assets	5,011	2,781
Unit-based compensation expense	4,817	4,339
Impairment and abandonments	3,371	—
Gain (loss) on sale of equity method investments	(22,989)	—
(Income) loss from equity method investments	(1,649)	13,279
Distributions from equity method investments	9,055	—
Other	1,007	—
Changes in operating assets and liabilities:
Accounts receivable—related party	19,052	28,166
Accounts payable, accrued liabilities and taxes payable	(3,525)	(18,787)
Other	2,182	5,527
Net cash provided by (used in) operating activities	128,412	131,864
Cash flows from investing activities:
Additions to property, plant and equipment	(17,713)	(91,587)
Contributions to equity method investments	(6,454)	(66,032)
Distributions from equity method investments	9,107	17,870
Proceeds from the sale of equity method investments	23,455	—
Proceeds from the sale of real estate	9,118	—
Other	250	42
Net cash provided by (used in) investing activities	17,763	(139,707)
Cash flows from financing activities:
Proceeds from borrowings from credit facility	24,000	99,000
Payments on credit facility	(98,000)	—
Repurchased units as part of unit buyback	(16,312)	—
Distribution to public	(16,446)	(25,346)
Distribution to Diamondback	(43,166)	(62,573)
Other	(2,628)	(2,701)
Net cash provided by (used in) financing activities	(152,552)	8,380
Net increase (decrease) in cash	(6,377)	537
Cash at beginning of period	23,927	10,633
Cash at end of period	$17,550	$11,170
Supplemental disclosure of non-cash investing activity:
Accrued liabilities related to capital expenditures	$5,963	$39,710

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

As of June 30, 2021, the General Partner held a 100% general partner interest in the Partnership and Diamondback beneficially owned all of the Partnership’s 107,815,152 outstanding Class B units, representing approximately 72% of the Partnership’s total units outstanding. Diamondback owns and controls the General Partner.

As of June 30, 2021, the Partnership owned a 28% controlling membership interest in the Operating Company and Diamondback owned, through its ownership of the Operating Company units, a 72% economic, non-voting interest in the Operating Company. As required by GAAP, the Partnership consolidates 100% of the assets and operations of the Operating Company in its financial statements and reflects a non-controlling interest attributable to Diamondback. In addition to the Operating Company, other consolidated subsidiaries of the Partnership include Tall City Towers LLC (“Tall Towers”), Rattler Ajax Processing LLC and Rattler OMOG LLC.

The Partnership also owns indirect interests in OMOG JV LLC (“OMOG”), EPIC Crude Holdings, LP (“EPIC”), EPIC Crude Holdings GP, LLC, Wink to Webster Pipeline LLC (“Wink to Webster”) and Gray Oak Pipeline, LLC (“Gray Oak”), which are accounted for as equity method investments as discussed further in Note 7— Equity Method Investments.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Certain amounts included in or affecting the Partnership’s financial statements and related notes must be estimated by management, requiring certain assumptions to be made with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts the Partnership reports for assets and liabilities and the Partnership’s disclosure of contingent assets and liabilities as of the date of the financial statements.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, in 2020, the effects of COVID-19, and actions by OPEC members and other exporting nations on the supply and demand in global oil and natural gas markets, resulted in significant negative pricing pressure in the first half of 2020, followed by a recovery in pricing and an increase in demand in the second half of 2020 and into 2021. Many companies in the oil and natural gas industry, including Diamondback, changed their business plans in response to changing market conditions. Such circumstances generally increase the uncertainty in the Partnership’s accounting estimates, particularly those involving financial forecasts.

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

Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	June 30, 2021	December 31, 2020
	(In thousands)
Direct operating expenses accrued	$14,733	$18,160
Capital expenditures accrued	5,963	5,328
Interest expense accrued	12,891	12,969
Sourced water purchases accrued	4,722	3,597
Other	1,312	2,454
Total accrued liabilities	$39,621	$42,508

Accumulated Other Comprehensive Income

The following table provides changes in the components of accumulated other comprehensive income, net of related income tax effects (in thousands):

Balance as of December 31, 2020	$(525)
Other comprehensive income (loss)	535
Balance as of June 30, 2021	$10

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

Disaggregation of Revenue

In the following table, revenue from contracts with customers is disaggregated by type of service and fee:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Type of Service:
Produced water gathering and disposal	$68,605	$68,498	$134,933	$149,846
Sourced water gathering	16,105	4,888	32,682	35,655
Crude oil gathering	6,797	7,309	13,588	15,086
Natural gas gathering	5,924	4,500	11,324	9,430
Real estate contracts (non ASC 606 revenues)	3,585	3,529	7,194	7,241
Surface revenue (non ASC 606 revenues)	115	11	218	872
Total revenues	$101,131	$88,735	$199,939	$218,130

4.    DIVESTITURES

On April 30, 2021, each of the Partnership and its joint venture partner, Amarillo Midstream, LLC, sold its 50% interest in Amarillo Rattler, LLC (“Amarillo Rattler”) to EnLink Midstream Operating, LP for aggregate total gross potential consideration of $75.0 million, consisting of $50.0 million at closing, $10.0 million upon the first anniversary of closing and up to $15.0 million in contingent earn-out payments over a three-year span based upon Diamondback's development activity. The earn-out payments are contingent on connected wells drilled in Diamondback’s leasehold acreage in the specified earn-out area during each year between 2023 and 2025. Net of transaction expenses and working capital adjustments, the Partnership received $23.5 million at closing, with an incremental $5.0 million due in April 2022, which resulted in a gain from sale of equity method investments of $23.0 million, which is included in gain (loss) on sale of equity method investments on the consolidated statement of operations. The Partnership’s share of the contingent earn-out payments, which cannot exceed $7.5 million in total over the three-year span, will be recorded if and when the contingent payments become realizable.

On June 28, 2021, the Partnership closed on the sale of one of its real estate properties located in Midland, Texas for proceeds of $9.1 million, including closing adjustments. The sale resulted in a loss on disposal of $1.6 million, which is included in (gain) loss on disposal of assets on the consolidated statement of operations.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
5.    REAL ESTATE ASSETS

The following schedules present the cost and related accumulated depreciation or amortization (as applicable) of the Partnership’s real estate assets and intangible lease assets:

		As of
	Estimated Useful Lives	June 30, 2021	December 31, 2020
	(Years)	(In thousands)
Buildings	20-30	$93,364	$102,918
Tenant improvements	15	4,506	4,506
Land	N/A	947	2,437
Land improvements	15	484	484
Total real estate assets		99,301	110,345
Less: accumulated depreciation		(14,256)	(13,658)
Total investment in real estate, net		$85,045	$96,687

		As of
	Weighted Average Useful Lives	June 30, 2021	December 31, 2020
	(Months)	(In thousands)
In-place lease intangibles	45	$11,502	$11,405
Less: accumulated amortization		(9,289)	(8,980)
In-place lease intangibles, net		2,213	2,425

Above-market lease intangibles	45	3,623	3,623
Less: accumulated amortization		(1,937)	(1,786)
Above-market lease intangibles, net		1,686	1,837
Total intangible lease assets, net		$3,899	$4,262

Depreciation and amortization expense for real estate assets was $1.1 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, and $2.3 million and $3.5 million for the six months ended June 30, 2021 and 2020, respectively.

The following table presents the Partnership’s estimated amortization expense related to lease intangibles for the periods indicated (in thousands):

Remainder of
2021	2022	2023	2024	2025	Thereafter
$337	$628	$749	$860	$882	$443

See Note 4 —Divestitures for discussion of the Partnership’s significant real estate divestiture.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
6.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth the Partnership’s property, plant and equipment:

		As of
	Estimated Useful Lives	June 30, 2021	December 31, 2020
	(Years)	(In thousands)
Produced water disposal systems	10-30	$657,786	$654,545
Crude oil gathering systems(1)	30	136,218	133,998
Natural gas gathering and compression systems(1)	10-30	111,830	112,072
Sourced water gathering systems(1)	30	112,340	112,162
Total property, plant and equipment		1,018,174	1,012,777
Less: accumulated depreciation, amortization and accretion		(119,521)	(100,728)
Land	N/A	85,826	85,826
Total property, plant and equipment, net		$984,479	$997,875

(1)Included in gathering systems are $15.1 million and $27.5 million of assets at June 30, 2021 and December 31, 2020, respectively, that are not subject to depreciation, amortization and accretion as the systems were under construction and had not yet been put into service.

Depreciation expense related to property, plant and equipment was $13.8 million and $10.0 million for the three months ended June 30, 2021 and 2020, respectively, and $23.5 million and $20.5 million for the six months ended June 30, 2021 and 2020, respectively.

Capitalized internal costs and capitalized interest related to property, plant and equipment were immaterial for the three and six months ended June 30, 2021 and 2020.

The Partnership evaluates its long-lived assets for potential impairment whenever events or circumstances indicate it is more likely than not that the carrying amount of the asset, or set of assets, is greater than the fair value. An impairment involves comparing the estimated future undiscounted cash flows of an asset with the carrying amount. If the carrying amount of the asset exceeds the estimated future undiscounted cash flows, then an impairment charge is recorded for the difference between the estimated fair value of the asset and its carrying value. No such impairment charges were recorded during the three months ended June 30, 2021, or the three and six months ended June 30, 2020. It is possible that circumstances requiring additional impairment testing will occur in future interim periods, which could result in potentially material impairment charges being recorded. Abandonment charges of $3.4 million related to projects which had begun, but were later terminated, were recorded in depreciation, amortization and accretion on the consolidated statement of operations during the six months ended June 30, 2021.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
7.    EQUITY METHOD INVESTMENTS

The following table presents the carrying values of the Partnership’s equity method investments as of the dates indicated:

	Ownership Interest	June 30, 2021	December 31, 2020
		(In thousands)
EPIC Crude Holdings, LP	10%	$114,315	$120,863
Gray Oak Pipeline, LLC	10%	124,891	130,353
Wink to Webster Pipeline LLC (1)	4%	86,493	82,631
OMOG JV LLC	60%	192,263	193,726
Amarillo Rattler, LLC (2)	—%	—	5,354
Total		$517,962	$532,927
(1)The Wink to Webster joint venture is developing a crude oil pipeline (the “Wink to Webster pipeline”). The Wink to Webster pipeline’s main segment began interim service operation in the fourth quarter of 2020, and the joint venture is expected to begin full commercial operations in the fourth quarter of 2021.
(2)The ownership interest in Amarillo Rattler was 50% at December 31, 2020. See Note 4 —Divestitures for discussion regarding the sale of this equity method investment during the second quarter of 2021.

Currently, the Partnership receives distributions from Gray Oak and OMOG, which are classified within the operating or investing sections of the consolidated statements of cash flows by determining the nature of each distribution. The following table presents total distributions received from the Partnership’s equity method investments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Gray Oak Pipeline, LLC	$5,535	$4,090	$11,293	$9,051
OMOG JV LLC	3,520	4,019	6,869	8,819
Total	$9,055	$8,109	$18,162	$17,870

The following table summarizes the income (loss) of equity method investees reflected in the condensed consolidated statement of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
EPIC Crude Holdings, LP	$(2,672)	$(616)	$(8,108)	$(2,799)
Gray Oak Pipeline, LLC	3,532	1,171	5,830	1,753
Wink to Webster Pipeline LLC	(528)	12	(1,091)	200
OMOG JV LLC	4,291	(13,514)	5,406	(12,180)
Amarillo Rattler, LLC	(151)	(87)	(388)	(253)
Total	$4,472	$(13,034)	$1,649	$(13,279)

The Partnership reviews its equity method investments to determine if a loss in value which is other than temporary has occurred. If such a loss has occurred, the Partnership recognizes an impairment provision. During the six months ended June 30, 2021, the Partnership’s loss from equity method investments includes a proportional charge of $2.9 million representing impairment recorded by the investee associated with abandoned projects. During the three and six months ended June 30, 2020, the Partnership’s loss from equity method investments includes a proportional charge of $15.8 million representing impairment recorded by the investee associated with its goodwill. No other impairments were recorded for the Partnership’s equity method investments for the three and six months ended June 30, 2021 or 2020. The entities in which the Partnership is invested all serve customers in the oil and natural gas industry, which experienced economic challenges due to the COVID-19 pandemic and other macroeconomic factors during 2020. If similar economic challenges occur in future interim

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
periods, it could result in circumstances requiring the Partnership to record potentially material impairment charges of its equity method investments.

8.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30, 2021	December 31, 2020
	(In thousands)
5.625% Senior Notes due 2025	$500,000	$500,000
Operating Company revolving credit facility	5,000	79,000
Unamortized debt issuance costs	(8,047)	(9,053)
Total long-term debt	$496,953	$569,947
The Operating Company’s Revolving Credit Facility

The Operating Company’s credit agreement (the “Credit Agreement”) provides for a revolving credit facility in the maximum amount of $600.0 million, which is expandable to $1.0 billion upon the Partnership’s election, subject to obtaining additional lender commitments and satisfaction of customary conditions. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid at the maturity date of May 28, 2024. As of June 30, 2021, the Operating Company had $5.0 million of outstanding borrowings and $595.0 million available for future borrowings under the Credit Agreement. During the three and six months ended June 30, 2021, the weighted average interest rate on borrowings under the Credit Agreement was 1.36% and 1.39%, respectively. During the three and six months ended June 30, 2020, the weighted average interest rate on borrowings under the Credit Agreement was 2.43% and 2.64%, respectively.

As of June 30, 2021, the Operating Company was in compliance with all financial maintenance covenants under the Credit Agreement.

2025 Senior Notes

On July 14, 2020, the Partnership completed a notes offering (the “Notes Offering”) of $500.0 million in aggregate principal amount of its 5.625% Senior Notes due 2025 (the “Notes”). Interest on the Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2021. The Notes mature on July 15, 2025. The Partnership received net proceeds of approximately $489.5 million from the Notes Offering. The Partnership loaned the gross proceeds of $500.0 million to the Operating Company, which used such proceeds to pay down borrowings under the Credit Agreement.

9.    UNIT-BASED COMPENSATION

On May 22, 2019, the board of directors of the General Partner adopted the Rattler Midstream LP Long Term Incentive Plan (“LTIP”) for employees, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. As of June 30, 2021, a total of 14,568,824 common units had been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
The following table presents the phantom unit activity under the LTIP for the six months ended June 30, 2021:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2020	2,089,668	$17.07
Granted	210,631	$11.01
Vested	(436,188)	$19.14
Forfeited	(24,065)	$6.49
Unvested at June 30, 2021	1,840,046	$16.02

The aggregate fair value of phantom units that vested during the six months ended June 30, 2021 was $8.3 million. As of June 30, 2021, the unrecognized compensation cost related to unvested phantom units was $27.7 million, and is expected to be recognized over a weighted-average period of 2.77 years. For the three and six months ended June 30, 2021, the Partnership incurred $2.5 million and $4.8 million, respectively, of unit–based compensation expense. For the three and six months ended June 30, 2020, the Partnership incurred $2.1 million and $4.3 million, respectively, of unit–based compensation expense.

10.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has general partner and limited partner units. At June 30, 2021, the Partnership had a total of 41,075,836 common units issued and outstanding and 107,815,152 Class B units issued and outstanding, of which no common units and 107,815,152 Class B units, representing approximately 72% of the Partnership’s total units outstanding, were beneficially owned by Diamondback. At June 30, 2021, Diamondback also beneficially owned 107,815,152 Operating Company units, representing an overall 72% economic, non-voting interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

Common Unit Repurchase Program

On October 29, 2020, the board of directors of the General Partner approved a common unit repurchase program to acquire up to $100 million of the Partnership’s outstanding common units. The common unit repurchase program is authorized to extend through December 31, 2021 and the Partnership intends to purchase common units under the repurchase program opportunistically with cash on hand and free cash flow from operations. The repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the General Partner at any time. During the three and six months ended June 30, 2021, the Partnership repurchased approximately $5.2 million and $16.3 million, respectively, of common units under the repurchase program. As of June 30, 2021, $68.9 million remained available for use to repurchase common units under the Partnership’s common unit repurchase program.

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
The following table summarizes changes in the ownership interest in consolidated subsidiaries during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss) attributable to the Partnership	$12,445	$2,822	$18,460	$15,853
Change in ownership of consolidated subsidiaries	1,941	(329,034)	2,653	(329,034)
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$14,386	$(326,212)	$21,113	$(313,181)

In the second quarter of 2020, the Partnership recorded adjustments to non-controlling interest of $419.6 million, common unitholder equity of $(329.0) million, and deferred tax assets of $90.6 million to reflect the ownership structure that was effective at June 30, 2020. The adjustment had no impact on earnings for the three months ended June 30, 2020.

Cash Distributions on Common Units

The board of directors of the General Partner sets and administers the cash distribution policies for the Partnership and the Operating Company. Cash distributions paid by the Operating Company to Diamondback and the Partnership as the holders of the Operating Company’s common units are determined by the board of directors of the General Partner on a quarterly basis. The partnership agreement does not require the Partnership to pay minimum distributions to its common unitholders on a quarterly or other basis, and the Partnership does not employ structures intended to consistently maintain or increase distributions over time. On August 2, 2021, the board of directors of the General Partner approved a cash distribution for the second quarter of 2021 of $0.25 per Operating Company unit and per common unit. Distributions due to common unitholders are payable on August 23, 2021, to common unitholders of record at the close of business on August 16, 2021. The board of directors of the General Partner may change the distribution policies at any time and from time to time.

The following table presents information regarding cash distributions approved by the board of directors of the General Partner and paid during the three and six months ended June 30, 2021:

		Distributions
		(in thousands)
Period	Amount per Unit	Operating Company Distributions to Diamondback	Common Unitholders	Declaration Date	Unitholder Record Date	Payment Date
Q4 2020	$0.20	$21,563	$8,263	February 17, 2021	March 8, 2021	March 15, 2021
Q1 2021	$0.20	$21,563	$8,183	April 28, 2021	May 14, 2021	May 21, 2021

11.    EARNINGS PER COMMON UNIT

Earnings per common unit on the condensed consolidated statements of operations is based on the net income of the Partnership for the three and six months ended June 30, 2021 and 2020, which is the amount of net income that is attributable to the Partnership’s common units. The Partnership’s net income is allocated wholly to the common units, as the General Partner does not have an economic interest.

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
A reconciliation of the components of basic and diluted earnings per common unit is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per unit amounts)
Net income (loss) attributable to Rattler Midstream LP	$12,445	$2,822	$18,460	$15,853
Less: net (income) loss allocated to participating securities(1)	(456)	(644)	(874)	(1,296)
Net income (loss) attributable to common unitholders	$11,989	$2,178	$17,586	$14,557
Weighted average common units outstanding:
Basic weighted average common units outstanding	41,033	43,812	41,386	43,756
Effect of dilutive securities:
Potential common units issuable(2)	—	—	—	—
Diluted weighted average common units outstanding	41,033	43,812	41,386	43,756
Net income per common unit, basic	$0.30	$0.05	$0.42	$0.33
Net income per common unit, diluted	$0.30	$0.05	$0.42	$0.33
(1)    Distribution equivalent rights granted to employees are considered participating securities.
(2)    For the three and six months ended June 30, 2021 and 2020, no potential common units were included in the computation of diluted earnings per unit because their inclusion would have been anti-dilutive under the treasury stock method for the periods presented. However, such potential common units could dilute basic earnings per unit in future periods.

12.    RELATED PARTY TRANSACTIONS

Related party transactions include transactions with Diamondback. The Partnership has entered into certain agreements that govern these transactions, the most significant of which are commercial agreements for the provision of midstream services to Diamondback. The Partnership derives substantially all of its revenue from these commercial agreements, which consist of the following amounts for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Produced water gathering and disposal	$67,387	$66,185	$131,693	$145,286
Sourced water gathering	16,029	4,894	31,272	34,897
Natural gas gathering	5,925	4,500	11,325	9,430
Crude oil gathering	2,157	2,452	4,187	4,985
Surface revenue	81	—	180	16
Total	$91,579	$78,031	$178,657	$194,614

13.    INCOME TAXES

The following table provides the Partnership’s provision for (benefit from) income taxes and the effective income tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except for tax rate)
Provision for (benefit from) income taxes	$3,539	$1,083	$5,210	$4,903
Effective tax rate	6.1%	8.0%	6.1%	6.8%

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
The Partnership’s effective income tax rates for the three and six months ended June 30, 2021 and 2020 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period, primarily due to net income attributable to the non-controlling interest and to state taxes, net of federal benefit. For the three and six months ended June 30, 2021 and 2020, the Partnership recorded discrete income tax expense related to unit-based compensation of $0.2 million and $0.3 million, respectively.

The Partnership’s total net deferred tax assets consist primarily of the tax basis over the financial statement carrying value of its investment in the Operating Company and of net operating loss carryforwards. In the second quarter of 2020, the Partnership recorded an adjustment through unitholders’ equity to the carrying value of its investment in the Operating Company, resulting in a decrease in the Partnership’s deferred tax liability related to its investment in the Operating Company. As a result of management’s assessment each period, including consideration of all available positive and negative evidence, management continued to determine that it is more likely than not that the Partnership will realize its deferred tax assets as of June 30, 2021 and 2020.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	June 30, 2021		December 31, 2020
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
	(In thousands)
Debt:
5.625% Senior Notes due 2025	$491,953	$525,100	$490,947	$528,125
Operating Company revolving credit facility	$5,000	$5,000	$79,000	$79,000
(1) The carrying value includes associated deferred loan costs and any remaining discount or premium, if any.

The fair value of the Operating Company’s revolving credit facility approximates its carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the June 30, 2021 quoted market price, a Level 1 classification in the fair value hierarchy.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

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

Commitments

After giving effect to the sale of Amarillo Rattler, as of June 30, 2021, the Partnership’s anticipated future capital commitments for its equity method investments include $5.9 million for the remainder of 2021 and $23.1 million in aggregate.

16.    SUBSEQUENT EVENTS

Cash Distribution

On August 2, 2021, the board of directors of the General Partner approved a cash distribution for the second quarter of 2021 of $0.25 per common unit, payable on August 23, 2021, to unitholders of record at the close of business on August 16, 2021.

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

As of June 30, 2021, our general partner held a 100% general partner interest in us and Diamondback held no common units and beneficially owned all of our 107,815,152 outstanding Class B units, representing approximately 72% of our total outstanding units. Diamondback also owns and controls our general partner.

As of June 30, 2021, we own a 28% controlling membership interest in the Operating Company and Diamondback owns, through its ownership of the Operating Company units, a 72% economic, non-voting interest in the Operating Company. However, as required by GAAP, we consolidate 100% of the assets and operations of the Operating Company in our financial statements and reflect a non-controlling interest.

Recent Developments

COVID-19 and Commodity Prices

In early March 2020, oil prices dropped sharply and continued to decline briefly reaching negative levels as a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including (i) actions taken by OPEC members and other exporting nations impacting commodity price and production levels, and (ii) a significant decrease in demand due to the COVID-19 pandemic. However, certain restrictions on conducting business that were implemented in response to the COVID-19 pandemic have since been lifted as improved treatments and vaccinations for COVID-19 have been rolled-out globally since late 2020. As a result, oil and natural gas prices have improved in response to the expected increase in demand for production.

We derive substantially all of our revenue from our commercial agreements with Diamondback, which do not contain minimum volume commitments. In response to the decrease in oil prices in early 2020 discussed above, Diamondback reduced its drilling and development plan on the acreage dedicated to us, which directly and adversely impacted Diamondback’s demand for our midstream services. Diamondback resumed completion activity to stem production declines and respond to rising commodity prices in the third and fourth quarters of 2020, but has kept production relatively flat during the first six months of 2021, using excess cash flows for debt repayment and to return capital to its stockholders rather than expanding its drilling program. As a result, we adjusted our operations to this new level of completion and production activity in the second half of 2020 and into 2021. We cannot predict the extent to which Diamondback’s business would be impacted if conditions in the energy industry were to deteriorate again, nor can we estimate the impact such conditions would have on Diamondback’s ability to execute its drilling and development plan on the dedicated acreage or to perform under our commercial agreements.

During 2021, we expect to reduce operated capital expenditures significantly to a level of less than half of 2020 amounts. Combined with our equity method joint venture build cycle nearing its end and changing from a net outflow of capital contributions to a net inflow of cash distributions, we believe that this stabilized volume outlook will present a meaningful free cash flow generation even in this volatile commodity price environment.

Divestitures

On April 30, 2021, we and our joint venture partner, Amarillo Midstream, LLC, each sold our respective 50% interests in Amarillo Rattler to EnLink Midstream Operating, LP. Net of transaction expenses and working capital adjustments, we received $23.5 million at closing. An incremental $5.0 million is payable to us in April 2022, and we could receive up to $7.5 million in total contingent earn-out payments from 2023 to 2025.

On June 28, 2021, we closed on the sale of one of our real estate properties located in Midland, Texas for proceeds of $9.1 million, including closing adjustments, which resulted in a loss on disposal of $1.6 million which is included in gain (loss) on disposal of property, plant and equipment on the consolidated statement of operations.

See Note 4 —Divestitures included in the condensed notes to the consolidated financial statements included elsewhere in this report for further discussion of our divestitures.

Operational Update

Highlights

For the three months ended June 30, 2021, as compared with the three months ended June 30, 2020:

•average crude oil gathering volumes were 84,014 Bbl/d, a decrease of 8% year over year;
•average natural gas gathering volumes were 141,529 MMBtu/d, an increase of 32% year over year;
•average produced water gathering and disposal volumes were 801,967 Bbl/d, an increase of 4% year over year; and
•average sourced water gathering volumes were 241,570 Bbl/d, an increase of 209% year over year.

Pipeline Infrastructure Assets

The following tables provide information regarding our gathering, compression and transportation system as of June 30, 2021 and utilization for the quarter ended June 30, 2021:

(Miles)(1)	Delaware Basin	Midland Basin	Permian Total
Crude oil	112	46	158
Natural gas	159	—	159
Produced water	270	249	519
Sourced water	27	74	101
Total	568	369	937

(Capacity/capability)(1)	Delaware Basin	Midland Basin	Permian Total	Utilization
Crude oil gathering (Bbl/d)	225,000	65,000	290,000	30%
Natural gas compression (Mcf/d)	151,000	—	151,000	78%
Natural gas gathering (Mcf/d)	180,000	—	180,000	65%
Produced water gathering and disposal (Bbl/d)	1,330,000	1,784,000	3,114,000	26%
Sourced water gathering (Bbl/d)	120,000	455,000	575,000	42%
(1)Does not include any assets of our equity method investment joint ventures.

Results of Operations

The following table sets forth selected historical operating data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except operating data)
Revenues:
Revenues—related party	$91,579	$78,031	$178,657	$194,614
Revenues—third party	5,967	7,175	14,088	16,275
Other income—related party	2,542	1,470	5,082	2,988
Other income—third party	1,043	2,059	2,112	4,253
Total revenues	101,131	88,735	199,939	218,130
Costs and expenses:
Direct operating expenses	26,299	37,378	58,810	70,252
Cost of goods sold (exclusive of depreciation and amortization)	10,298	4,744	19,109	20,705
Real estate operating expenses	544	590	1,061	1,318
Depreciation, amortization and accretion	15,239	12,100	26,485	24,606
Impairment and abandonments	—	—	3,371	—
General and administrative expenses	4,956	4,175	9,590	8,689
(Gain) loss on disposal of assets	5,005	1,243	5,011	2,781
Total costs and expenses	62,341	60,230	123,437	128,351
Income (loss) from operations	38,790	28,505	76,502	89,779
Other income (expense):
Interest income (expense), net	(8,235)	(1,926)	(15,545)	(4,547)
Gain (loss) on sale of equity method investments	22,989	—	22,989	—
Income (loss) from equity method investments	4,472	(13,034)	1,649	(13,279)
Total other income (expense), net	19,226	(14,960)	9,093	(17,826)
Net income (loss) before income taxes	58,016	13,545	85,595	71,953
Provision for (benefit from) income taxes	3,539	1,083	5,210	4,903
Net income (loss)	54,477	12,462	80,385	67,050
Less: Net income (loss) attributable to non-controlling interest	42,032	9,640	61,925	51,197
Net income (loss) attributable to Rattler Midstream LP	$12,445	$2,822	$18,460	$15,853

Operating Data:
Throughput(1)
Crude oil gathering (Bbl/d)	84,014	91,256	84,609	94,275
Natural gas gathering (MMBtu/d)	141,529	107,502	136,014	112,631
Produced water gathering and disposal (Bbl/d)	801,967	771,337	783,878	856,483
Sourced water gathering (Bbl/d)	241,570	78,059	254,629	262,386
(1)    Does not include any volumes from our equity method investment joint ventures.

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

Comparison of the Three Months Ended June 30, 2021 and 2020 and Six Months Ended June 30, 2021 and 2020

Revenues

Revenues increased by $12.4 million to $101.1 million for the three months ended June 30, 2021 from $88.7 million for the three months ended June 30, 2020, primarily due to an increase in sourced water, produced water and gas volumes. The increase in these volumes stems from an overall recovery in Diamondback’s drilling and production activities after curtailments in the second quarter of 2020 in response to the COVID-19 pandemic and other economic factors.

Revenues decreased by $18.2 million to $199.9 million for the six months ended June 30, 2021 from $218.1 million for the six months ended June 30, 2020. This decrease relates primarily to a reduction in sourced water, produced water and oil volumes due to Diamondback’s lower level of drilling and completion activity in first quarter of 2021. In addition, the February 2021 winter storms in the Permian Basin caused the further loss of approximately four to five days of Diamondback’s total net production. This decrease was partially offset by an increase in gas volumes largely due to the continued build out of certain midstream assets that Diamondback contributed to us, as well as the additional build out of historical Partnership systems.

Direct Operating Expenses

Direct operating expense was $26.3 million and $58.8 million for the three and six months ended June 30, 2021, respectively, compared to $37.4 million and $70.3 million for the three and six months ended June 30, 2020. The decreases in the 2021 periods compared to the 2020 periods are largely due to a focus on cost cutting efforts along with a reduction in expenses related to declining volumes in 2021.

Cost of Goods Sold

Cost of goods sold (exclusive of depreciation and amortization) increased by $5.6 million to $10.3 million for the three months ended June 30, 2021 from $4.7 million for the three months ended June 30, 2020. The increase primarily relates to higher sourced water volumes due to Diamondback’s increased level of drilling and completion activity in the second quarter of 2021 compared to the second quarter of 2020 during which Diamondback curtailed a portion of its drilling and completion activity.

Cost of goods sold (exclusive of depreciation and amortization) decreased by $1.6 million to $19.1 million for the six months ended June 30, 2021 from $20.7 million for the six months ended June 30, 2020. The decrease primarily relates to a reduction in sourced water volumes due to Diamondback’s lower level of drilling and completion activity in the first quarter of 2021, which was partially offset by an increased level of drilling and completion activity in the second quarter of 2021 as discussed above.

Interest Expense, Net

Net interest expense was $8.2 million and $15.5 million for the three and six months ended June 30, 2021, respectively, compared to $1.9 million and $4.5 million for the three and six months ended June 30, 2020, respectively. The increases in the 2021 periods compared to the 2020 periods primarily relate to interest accrued on the Notes which were issued in July 2020 and bear interest at a rate of 5.625% per annum.

Gain (loss) on Sale of Equity Method Investments

The $23.0 million gain on sale of equity method investments for the three and six months ended June 30, 2021 related to the sale of our interest in Amarillo Rattler. See Note 4 —Divestitures included in the condensed notes to the consolidated financial statements included elsewhere in this report for discussion of the sale.

Income (loss) from Equity Method Investments

Income from equity method investments was $4.5 million and $1.6 million for the three and six months ended June 30, 2021, respectively, compared to losses of $13.0 million and $13.3 million for the three and six months ended June 30, 2020, respectively. The loss in the 2020 periods primarily related to a proportional charge of impairment recorded by the investee associated with its goodwill. See Note 7 — Equity Method Investments included in the condensed notes to the consolidated financial statements included elsewhere in this report for additional discussion.

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

We define Adjusted EBITDA as net income (loss) attributable to Rattler Midstream LP plus net income (loss) attributable to non-controlling interest before interest expense (net of amount capitalized), depreciation, amortization and accretion on assets and liabilities of the Operating Company, our proportional depreciation and interest expense related to equity method investments, our proportional impairments and abandonments related to equity method investments, non-cash unit-based compensation expense, impairment and abandonments, (gain) loss on disposal of assets, (gain) loss from sale of equity method investment, provision for income taxes and other. The GAAP measure most directly comparable to Adjusted EBITDA is net income (loss). However, Adjusted EBITDA is not a measure of net income (loss) as determined by GAAP. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets.

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

The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss) attributable to Rattler Midstream LP	$12,445	$2,822	$18,460	$15,853
Net income (loss) attributable to non-controlling interest	42,032	9,640	61,925	51,197
Net income (loss)	54,477	12,462	80,385	67,050
Interest expense, net of amount capitalized	8,235	1,926	15,545	4,547
Depreciation, amortization and accretion	15,239	12,100	26,485	24,606
Depreciation and interest expense related to equity method investments	10,036	7,244	20,561	11,010
Impairments and abandonments related to equity method investments	—	15,839	2,933	15,839
Non-cash unit-based compensation expense	2,485	2,120	4,817	4,339
Impairment and abandonments	—	—	3,371	—
(Gain) loss on disposal of assets	5,005	1,243	5,011	2,781
Gain (loss) on sale of equity method investments	(22,989)	—	(22,989)	—
Provision for income taxes	3,539	1,083	5,210	4,903
Other	22	(138)	34	(216)
Adjusted EBITDA	76,049	53,879	141,363	134,859
Less: Adjusted EBITDA attributable to non-controlling interest	55,084	38,288	102,219	95,912
Adjusted EBITDA attributable to Rattler Midstream LP	$20,965	$15,591	$39,144	$38,947

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash generated from operations, borrowings under the Credit Agreement and the issuance of the Notes. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. We do not have any commitment from Diamondback, our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Should we require additional capital, the indirect effect of volatile commodity markets and/or adverse macroeconomic conditions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

Cash Distributions on Common Units

On August 2, 2021, the board of directors of our general partner approved a cash distribution for the second quarter of 2021 of $0.25 per common unit, payable on August 23, 2021, to common unitholders of record at the close of business on August 16, 2021. The board of directors of our general partner may change the distribution policy at any time and from time to time. See Note 10 —Unitholders’ Equity and Distributions included in the condensed notes to the consolidated financial statements included elsewhere in this report for additional discussion of our distribution policy.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$128,412	$131,864
Net cash provided by (used in) investing activities	17,763	(139,707)
Net cash provided by (used in) financing activities	(152,552)	8,380
Net increase (decrease) in cash	$(6,377)	$537

Operating Activities

Net cash provided by operating activities decreased by $3.5 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due primarily to the $18.2 million decline in revenues and an increase in cash paid for interest of $9.2 million. These decreases were partially offset by reductions of $11.5 million in direct operating expenses and $1.6 million in cost of goods sold, and distributions representing returns on investment from our equity method investments of $9.1 million. The remaining decrease stems from largely offsetting changes in working capital due primarily to the timing of when collections are made on accounts receivable and payments are made on accounts payable and accrued liabilities. See — Results of Operations for further discussion of changes in revenue, operating expenses and interest expense and Note 7 — Equity Method Investments included in the condensed notes to the consolidated financial statements included elsewhere in this report for further discussion of distributions.

Investing Activities

Net cash provided by investing activities was $17.8 million during the six months ended June 30, 2021, and primarily consists of $23.5 million of proceeds from the sale of our Amarillo Rattler equity method investment, $9.1 million in proceeds from the sale of a real estate asset, and $9.1 million in distributions considered to be returns of investment received from our equity method investments. These proceeds were partially offset by capital expenditures for property, plant and equipment of $17.7 million and contributions to our equity method investments of $6.5 million, which continue to decrease as discussed in — Recent Developments.

Net cash used in investing activities was $139.7 million during the six months ended June 30, 2020, and primarily related to additions to property, plant and equipment and contributions to our equity method investments, which were partially offset by distributions considered to be returns of investment received from our Gray Oak and OMOG equity method investments.

Financing Activities

Net cash used in financing activities was $152.6 million during the six months ended June 30, 2021, and primarily related to (i) distributions of $59.6 million to our unitholders, (ii) net payments on the credit facility of $74.0 million as we continue to reduce our borrowings and (iii) $16.3 million in repurchases of common units under our repurchase program during the period.

Net cash provided by financing activities was $8.4 million during the six months ended June 30, 2020, and primarily related to proceeds from borrowings on the Operating Company’s revolving credit facility of $99.0 million, partially offset by distributions to our unitholders of $88.0 million during the period.

Common Unit Repurchase Program

On October 29, 2020, the board of directors of our general partner approved a common unit repurchase program to acquire up to $100 million of our outstanding common units. The common unit repurchase program is authorized to extend through December 31, 2021 and we intend to purchase common units under the repurchase program opportunistically with cash on hand and free cash flow from operations. The repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of our general partner at any time. During the six months ended June 30, 2021, we repurchased approximately $16.3 million of common units under the repurchase program. As of June 30, 2021, $68.9 million remained available for use to repurchase common units under our program.

Capital Requirements and Sources of Liquidity

The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. However, with respect to capital expenditures incurred for acquisitions or capital improvements, we have some discretion and control. In times of reduced operational activity, we may choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. Subject to financing alternatives, we may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive. We consistently monitor and may adjust our projected capital expenditures in response to factors both within and outside our control.
For the six months ended June 30, 2021, our total capital expenditures were $17.7 million, which primarily consisted of $13.9 million related to produced water disposal assets, $1.2 million related to crude oil gathering assets, $1.3 million related to natural gas gathering assets, and $1.2 million related to real estate assets. We estimate that our total capital expenditures related to midstream assets for 2021 will be between $30 million and $50 million, excluding our anticipated total capital commitments related to our equity method investments of approximately $5 million to $15 million. We also estimate that distributions from our equity method investments will be between $35 million to $45 million. However, this range could decrease due to the continued impact, either directly or indirectly, of the COVID-19 pandemic or volatile crude oil prices on our business.
We own equity interests in the EPIC, Gray Oak, Wink to Webster and OMOG joint ventures. Each of these joint ventures is accounted for using the equity method. The following table sets forth our cumulative capital contributions and anticipated future capital commitment for each of our equity method investment interests:

	Ownership Interest	Acquisition Date	Cumulative Capital Contributions to Date	Anticipated Future Capital Commitment
			(In thousands)
EPIC Crude Holdings, LP	10%	February 1, 2019	$137,534	$2,466
Gray Oak Pipeline, LLC	10%	February 15, 2019	$142,096	$—
Wink to Webster Pipeline LLC	4%	July 30, 2019	$87,389	$20,611
OMOG JV LLC	60%	October 1, 2019	$218,555	$—

As of June 30, 2021, we anticipate making additional contributions of $5.9 million to our equity method investments during the remainder of 2021. For further discussion regarding these investments see Note 7 — Equity Method Investment included in the condensed notes to the consolidated financial statements included elsewhere in this report.

Based upon current expectations for 2021, we believe that our cash flows from operations, cash on hand and borrowing under our revolving credit facility will be sufficient to fund our operations and anticipated future capital commitments through the 12-month period following the filing of this report and thereafter.

Indebtedness

At June 30, 2021, we have $505.0 million in principal amount of outstanding indebtedness, which consists of Notes and borrowings under the Operating Company’s revolving credit facility as discussed further below.

The Operating Company’s Revolving Credit Facility

The Operating Company’s credit agreement provides for a revolving credit facility in the maximum credit amount of $600.0 million, which is expandable to $1.0 billion upon our election, subject to obtaining additional lender commitments and satisfaction of customary conditions. As of June 30, 2021, there was $5.0 million of outstanding borrowings, and $595.0 million available for future borrowings, under the Operating Company’s revolving credit facility. The weighted average interest rate on borrowings under the Credit Agreement was 1.36% and 1.39% for the three and six months ended June 30, 2021, respectively. The credit agreement matures on May 28, 2024.

As of June 30, 2021, the Operating Company was in compliance with all financial covenants under its Credit Agreement.

Notes Offering

On July 14, 2020, we completed an offering of our 5.625% senior notes due 2025 in the aggregate principal amount of $500.0 million. We received net proceeds of approximately $489.5 million from the notes offering. We loaned the gross proceeds of $500.0 million of the notes offering to the Operating Company, which used the proceeds from the notes offering to repay then outstanding borrowings under its revolving credit facility. Interest on the notes is payable semi-annually, and the first interest payment was made on January 15, 2021.

For additional information regarding the outstanding debt, see Note 8—Debt included in the condensed notes to the consolidated financial statements included elsewhere in this report.

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

As of June 30, 2021, we had $5.0 million of outstanding borrowings and $595.0 million available for future borrowings under the Credit Agreement. During the three and six months ended June 30, 2021, the weighted average interest rate on borrowings under the Credit Agreement was 1.36% and 1.39%, respectively.

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

As of June 30, 2021, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of June 30, 2021, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common unit repurchase activity for the three months ended June 30, 2021 was as follows:

Period	Total Number of Units Purchased(1)	Average Price Paid Per Unit (2)	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan (3)
	($ in thousands, except per unit amounts)
April 1, 2021 - April 30, 2021	315,000	$10.97	315,000	$70,688
May 1, 2021 - May 31, 2021	318,186	$10.79	160,000	$68,947
June 1, 2021 - June 30, 2021	—	$—	—	$68,947
Total	633,186	$10.88	475,000
(1)Includes common units repurchased from employees in order to satisfy tax withholding requirements. Such units are retired immediately upon repurchase.
(2)The average price paid per common unit is net of any commissions paid to repurchase common units.
(3)In October 2020, the board of directors of our general partner approved a common unit repurchase program to acquire up to $100 million of our outstanding common units through December 31, 2021. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of our general partner at any time.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Unitholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

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

RATTLER MIDSTREAM LP

		By:	RATTLER MIDSTREAM GP LLC,
its general partner

Date:	August 5, 2021	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2021	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial Officer)