Form 10-Q
period 2021-09-30
RATTLER MIDSTREAM LP
filed 2021-11-04
CIK 1748773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had outstanding 39,905,768 common units representing limited partner interests and 107,815,152 Class B units representing limited partner interests.

RATTLER MIDSTREAM LP
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas industry terms used in this Quarterly Report on Form 10-Q (this “report”):

Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil, natural gas liquids or other liquid hydrocarbons.
Bbl/d	Bbl per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion	The process of treating a drilled well, followed by the installation of permanent equipment for the production of natural gas or oil or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Crude oil	Liquid hydrocarbons found in the earth, which may be refined into fuel sources.
Dry hole or dry well	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
Hydrocarbon	An organic compound containing only carbon and hydrogen.
Mcf	One thousand cubic feet of natural gas.
Mcf/d	One thousand cubic feet of natural gas per day.
MMcf	One million cubic feet of natural gas.
MMcf/d	One million cubic feet of natural gas per day.
MMBtu	One million British Thermal Units.
MMBtu/d	One million British Thermal Units per day.
Natural gas	Hydrocarbon gas found in the earth, composed of methane, ethane, butane, propane and other gases.
Operator	The individual or company responsible for the exploration and/or production of a crude oil or natural gas well or lease.
Reserves	Estimated remaining quantities of crude oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering crude oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Throughput	The volume of product transported or passing through a pipeline, plant, terminal or other facility.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms used in this report:

ASU	Accounting Standards Update.
ASC	Accounting Standards Codification.
Diamondback	Diamondback Energy, Inc., a Delaware corporation, and its subsidiaries other than the Partnership and its subsidiaries (including the Operating Company).
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Rattler Midstream GP LLC, a Delaware limited liability company; the general partner of the Partnership and a wholly owned subsidiary of Diamondback.
LIBOR	The London interbank offered rate.
LTIP	Rattler Midstream LP Long Term Incentive Plan.
Nasdaq	The Nasdaq Global Select Market.
Notes	The 5.625% Senior Notes due 2025 issued on July 14, 2020.
OPEC	Organization of the Petroleum Exporting Countries.
Operating Company	Rattler Midstream Operating LLC, a Delaware limited liability company and a consolidated subsidiary of the Partnership.
Partnership	Rattler Midstream LP, a Delaware limited partnership.
Partnership agreement	The first amended and restated agreement of limited partnership, dated May 28, 2019.
SEC	Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.

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
•our ability to identify, complete and effectively integrate acquisitions into our operations, including the pending drop down acquisition discussed elsewhere in this report;
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
•the impact of severe weather conditions on Diamondback’s production volumes;
•increases in our tax liability;
•the conditions impacting the timing and amount of common units repurchased under our common unit repurchase program;
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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Rattler Midstream LP
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2021	2020
	(In thousands)
Assets
Current assets:
Cash	$13,080	$23,927
Accounts receivable—related party	47,094	57,447
Accounts receivable—third party, net	11,042	5,658
Sourced water inventory	9,668	10,108
Assets held for sale	83,285	—
Other current assets	658	1,127
Total current assets	164,827	98,267
Property, plant and equipment:
Land	85,826	85,826
Property, plant and equipment	922,650	1,012,777
Accumulated depreciation, amortization and accretion	(111,995)	(100,728)
Property, plant and equipment, net	896,481	997,875
Right of use assets	59	574
Equity method investments	509,174	532,927
Real estate assets, net	85,339	96,687
Intangible lease assets, net	3,771	4,262
Deferred tax asset	65,016	73,264
Other assets	3,924	4,732
Total assets	$1,728,591	$1,808,588
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$41,125	$42,647
Taxes payable	655	192
Short-term lease liability	59	574
Asset retirement obligations	79	35
Total current liabilities	41,918	43,448
Long-term debt	492,456	569,947
Asset retirement obligations	16,476	15,093
Total liabilities	550,850	628,488
Commitments and contingencies (Note 15)
Unitholders’ equity:
General partner—Diamondback	839	899
Common units—public (39,960,128 units issued and outstanding as of September 30, 2021 and 42,356,637 units issued and outstanding as of December 31, 2020)	364,985	385,189
Class B units—Diamondback (107,815,152 units issued and outstanding as of September 30, 2021 and as of December 31, 2020)	839	899
Accumulated other comprehensive income (loss)	10	(123)
Total Rattler Midstream LP unitholders’ equity	366,673	386,864
Non-controlling interest	811,068	793,638
Non-controlling interest in accumulated other comprehensive income (loss)	—	(402)
Total equity	1,177,741	1,180,100
Total liabilities and unitholders’ equity	$1,728,591	$1,808,588

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, expect per unit amounts)
Revenues:
Revenues—related party	$87,613	$85,846	$266,270	$280,460
Revenues—third party	5,885	7,229	19,973	23,504
Other income—related party	2,080	2,431	7,162	5,419
Other income—third party	992	1,033	3,104	5,286
Total revenues	96,570	96,539	296,509	314,669
Costs and expenses:
Direct operating expenses	22,335	31,173	81,145	101,425
Cost of goods sold (exclusive of depreciation and amortization)	10,951	6,663	30,060	27,368
Real estate operating expenses	558	494	1,619	1,812
Depreciation, amortization and accretion	11,443	10,990	37,928	35,596
Impairment and abandonments	—	—	3,371	—
General and administrative expenses	5,338	3,140	14,928	11,829
(Gain) loss on disposal of assets	1,144	(16)	6,155	2,765
Total costs and expenses	51,769	52,444	175,206	180,795
Income (loss) from operations	44,801	44,095	121,303	133,874
Other income (expense):
Interest income (expense), net	(8,172)	(5,817)	(23,717)	(10,364)
Gain (loss) on sale of equity method investments	31	—	23,020	—
Income (loss) from equity method investments	4,825	3,369	6,474	(9,910)
Total other income (expense), net	(3,316)	(2,448)	5,777	(20,274)
Net income (loss) before income taxes	41,485	41,647	127,080	113,600
Provision for (benefit from) income taxes	2,551	2,851	7,761	7,754
Net income (loss)	38,934	38,796	119,319	105,846
Less: Net income (loss) attributable to non-controlling interest	30,449	29,578	92,374	80,775
Net income (loss) attributable to Rattler Midstream LP	$8,485	$9,218	$26,945	$25,071
Net income (loss) attributable to limited partners per common unit:
Basic	$0.20	$0.20	$0.62	$0.53
Diluted	$0.20	$0.20	$0.62	$0.53
Weighted average number of limited partner common units outstanding:
Basic	40,542	43,996	41,101	43,837
Diluted	40,542	43,996	41,101	43,837

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss)	$38,934	$38,796	$119,319	$105,846
Other comprehensive income (loss):
Change in accumulated other comprehensive income (loss) of equity method investees attributable to non-controlling interest	—	306	402	(70)
Change in accumulated other comprehensive income (loss) of equity method investees attributable to limited partner	—	97	133	(25)
Total other comprehensive income (loss)	—	403	535	(95)
Comprehensive income (loss)	$38,934	$39,199	$119,854	$105,751

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Changes in Unitholders’ Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest	Accumulated Other Comprehensive Income	Non-Controlling Interest-Accumulated Other Comprehensive Income
	Common Units	Amount	Class B Units	Amount	Amount	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2020	42,357	$385,189	107,815	$899	$899	$793,638	$(123)	$(402)	$1,180,100
Repurchased units as part of unit buyback	(1,082)	(11,114)	—	—	—	—	—	—	(11,114)
Unit-based compensation	—	2,332	—	—	—	—	—	—	2,332
Issuance of common units	3	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	93	299	392
Change in ownership of consolidated subsidiaries, net	—	712	—	—	—	(908)	—	—	(196)
Cash paid for tax withholding on vested common units	—	(21)	—	—	—	—	—	—	(21)
Distribution equivalent rights payments	—	(418)	—	—	—	—	—	—	(418)
Distributions	—	(8,263)	—	(20)	(20)	(21,563)	—	—	(29,866)
Net income (loss)	—	6,015	—	—	—	19,893	—	—	25,908
Balance at March 31, 2021	41,278	374,432	107,815	879	879	791,060	(30)	(103)	1,167,117
Repurchased units as part of unit buyback	(475)	(5,198)	—	—	—	—	—	—	(5,198)
Unit-based compensation	—	2,485	—	—	—	—	—	—	2,485
Issuance of common units	273	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	40	103	143
Change in ownership of consolidated subsidiaries, net	—	1,941	—	—	—	(2,476)	—	—	(535)
Cash paid for tax withholding on vested common units	—	(1,693)	—	—	—	—	—	—	(1,693)
Distribution equivalent rights payments	—	(456)	—	—	—	—	—	—	(456)
Distributions	—	(8,183)	—	(20)	(20)	(21,563)	—	—	(29,786)
Net income (loss)	—	12,445	—	—	—	42,032	—	—	54,477
Balance at June 30, 2021	41,076	375,773	107,815	859	859	809,053	10	—	1,186,554
Repurchased units as part of unit buyback	(1,148)	(12,312)	—	—	—	—	—	—	(12,312)
Unit-based compensation	—	2,491	—	—	—	—	—	—	2,491
Issuance of common units	32	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—		—	—	—
Change in ownership of consolidated subsidiaries, net	—	1,160	—	—	—	(1,480)	—	—	(320)
Cash paid for tax withholding on vested common units	—	—	—	—	—	—	—	—	—
Distribution equivalent rights payments	—	(458)	—	—	—	—	—	—	(458)
Distributions	—	(10,154)	—	(20)	(20)	(26,954)	—	—	(37,148)
Net income (loss)	—	8,485	—	—	—	30,449	—	—	38,934
Balance at September 30, 2021	39,960	$364,985	107,815	$839	$839	$811,068	$10	$—	$1,177,741
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

Rattler Midstream LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$119,319	$105,846
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for deferred income taxes	7,761	7,754
Depreciation, amortization and accretion	37,928	35,596
(Gain) loss on disposal of assets	6,155	2,765
Unit-based compensation expense	7,308	6,555
Impairment and abandonments	3,371	—
Gain (loss) on sale of equity method investments	(23,020)	—
(Income) loss from equity method investments	(6,474)	9,910
Distributions from equity method investments	23,284	—
Other	1,509	467
Changes in operating assets and liabilities:
Accounts receivable—related party	10,347	1,649
Accounts payable, accrued liabilities and taxes payable	(3,673)	117
Other	1,984	6,715
Net cash provided by (used in) operating activities	185,799	177,374
Cash flows from investing activities:
Additions to property, plant and equipment	(24,139)	(124,989)
Contributions to equity method investments	(7,069)	(89,751)
Distributions from equity method investments	9,107	27,490
Proceeds from the sale of equity method investments	23,485	—
Proceeds from the sale of real estate	9,191	—
Other	250	42
Net cash provided by (used in) investing activities	10,825	(187,208)
Cash flows from financing activities:
Proceeds from senior notes	—	500,000
Proceeds from borrowings from credit facility	44,000	179,000
Payments on credit facility	(123,000)	(518,000)
Debt issuance costs	—	(10,014)
Repurchased units as part of unit buyback	(28,624)	—
Distribution to public	(26,600)	(38,104)
Distribution to Diamondback	(70,140)	(93,860)
Other	(3,107)	(3,245)
Net cash provided by (used in) financing activities	(207,471)	15,777
Net increase (decrease) in cash	(10,847)	5,943
Cash at beginning of period	23,927	10,633
Cash at end of period	$13,080	$16,576
Supplemental disclosure of non-cash investing activity:
Accrued liabilities related to capital expenditures	$35,373	$13,689

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

As of September 30, 2021, the General Partner held a 100% general partner interest in the Partnership and Diamondback beneficially owned all of the Partnership’s 107,815,152 outstanding Class B units, representing approximately 73% of the Partnership’s total units outstanding. Diamondback owns and controls the General Partner.

As of September 30, 2021, the Partnership owned a 27% controlling membership interest in the Operating Company and Diamondback owned, through its ownership of the Operating Company units, a 73% economic, non-voting interest in the Operating Company. As required by GAAP, the Partnership consolidates 100% of the assets and operations of the Operating Company in its financial statements and reflects a non-controlling interest attributable to Diamondback. In addition to the Operating Company, other consolidated subsidiaries of the Partnership include Tall City Towers LLC (“Tall Towers”), Rattler Ajax Processing LLC and Rattler OMOG LLC.

As of September 30, 2021, the Partnership also owns indirect interests in OMOG JV LLC (“OMOG”), EPIC Crude Holdings, LP (“EPIC”), EPIC Crude Holdings GP, LLC, Wink to Webster Pipeline LLC (“Wink to Webster”) and Gray Oak Pipeline, LLC (“Gray Oak”), which are accounted for as equity method investments as discussed further in Note 7— Equity Method Investments.

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, in 2020, the effects of COVID-19, and actions by OPEC members and other exporting nations on the supply and demand in global oil and natural gas markets, resulted in significant negative pricing pressure in the first half of 2020, followed by a recovery in pricing and an increase in demand in the second half of 2020 and into 2021. However, the COVID-19 Delta variant emerged in March 2021 and became highly transmissible in July 2021, which contributed to additional pricing volatility during the third quarter of 2021. Many companies in the oil and natural gas industry, including Diamondback, changed their business plans in response to changing market conditions. Such circumstances generally increase the uncertainty in the Partnership’s accounting estimates, particularly those involving financial forecasts.

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

Accrued Liabilities and Accounts Payable

Accrued liabilities consist of the following as of the dates indicated:

	September 30, 2021	December 31, 2020
	(In thousands)
Direct operating expenses accrued	$15,043	$18,160
Capital expenditures accrued	6,868	5,328
Interest expense accrued	5,859	12,969
Sourced water purchases accrued	5,704	3,597
Accounts Payable	5,752	139
Other	1,899	2,454
Accounts payable and accrued liabilities	$41,125	$42,647

Accumulated Other Comprehensive Income

The following table provides changes in the components of accumulated other comprehensive income, net of related income tax effects (in thousands):

Balance as of December 31, 2020	$(525)
Other comprehensive income (loss)	535
Balance as of September 30, 2021	$10

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

Disaggregation of Revenue

In the following table, revenue from contracts with customers is disaggregated by type of service and fee:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Type of Service:
Produced water gathering and disposal	$64,943	$67,800	$199,876	$217,646
Sourced water gathering	16,832	12,653	49,514	48,308
Crude oil gathering	5,933	7,531	19,521	22,617
Natural gas gathering	5,697	5,076	17,021	14,506
Real estate contracts (non ASC 606 revenues)	3,072	3,464	10,266	10,705
Surface revenue (non ASC 606 revenues)	93	15	311	887
Total revenues	$96,570	$96,539	$296,509	$314,669

4.    DIVESTITURES

On April 30, 2021, each of the Partnership and its joint venture partner, Amarillo Midstream, LLC, sold its 50% interest in Amarillo Rattler, LLC (“Amarillo Rattler”) to EnLink Midstream Operating, LP for aggregate total gross potential consideration of $75.0 million, consisting of $50.0 million at closing, $10.0 million upon the first anniversary of closing and up to $15.0 million in contingent earn-out payments over a three-year span based upon Diamondback's development activity. The earn-out payments are contingent on connected wells drilled in Diamondback’s leasehold acreage in the specified earn-out area during each year between 2023 and 2025. Net of transaction expenses and working capital adjustments, the Partnership received $23.5 million at closing, with an incremental $5.0 million due in April 2022, which resulted in a gain on sale of equity method investments of $23.0 million in the consolidated statement of operations for the nine months ended September 30, 2021.The Partnership’s share of the contingent earn-out payments, which cannot exceed $7.5 million in total over the three-year span, will be recorded if and when the contingent payments become realizable.

On June 28, 2021, the Partnership closed on the sale of one of its real estate properties located in Midland, Texas for proceeds of $9.1 million, including closing adjustments. The sale resulted in a loss on disposal of assets of $1.6 million, in the consolidated statement of operations for the nine-months ended September 30, 2021.

See Note 16—Subsequent Events for further discussion of acquisitions and divestitures in the fourth quarter of 2021.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
5.    REAL ESTATE ASSETS

The following schedules present the cost and related accumulated depreciation or amortization (as applicable) of the Partnership’s real estate assets and intangible lease assets:

		As of
	Estimated Useful Lives	September 30, 2021	December 31, 2020
	(Years)	(In thousands)
Buildings	20-30	$94,760	$102,918
Tenant improvements	15	4,506	4,506
Land	N/A	947	2,437
Land improvements	15	484	484
Total real estate assets		100,697	110,345
Less: accumulated depreciation		(15,358)	(13,658)
Total investment in real estate, net		$85,339	$96,687

		As of
	Weighted Average Useful Lives	September 30, 2021	December 31, 2020
	(Months)	(In thousands)
In-place lease intangibles	45	$11,580	$11,405
Less: accumulated amortization		(9,416)	(8,980)
In-place lease intangibles, net		2,164	2,425

Above-market lease intangibles	45	3,623	3,623
Less: accumulated amortization		(2,016)	(1,786)
Above-market lease intangibles, net		1,607	1,837
Total intangible lease assets, net		$3,771	$4,262

Depreciation and amortization expense for real estate assets was $1.0 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $3.3 million and $5.2 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents the Partnership’s estimated amortization expense related to lease intangibles for the periods indicated (in thousands):

Remainder of
2021	2022	2023	2024	2025	Thereafter
$483	$623	$763	$874	$816	$212

See Note 4—Divestitures for discussion of the Partnership’s significant real estate divestiture.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
6.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth the Partnership’s property, plant and equipment:

		As of
	Estimated Useful Lives	September 30, 2021	December 31, 2020
	(Years)	(In thousands)
Produced water disposal systems	10-30	$671,577	$654,545
Crude oil gathering systems(1)	30	135,613	133,998
Natural gas gathering and compression systems(1)	10-30	6,115	112,072
Sourced water gathering systems(1)	30	108,727	112,162
Auto and trucks	3	374	—
Computer software	3	244	—
Total property, plant and equipment		922,650	1,012,777
Less: accumulated depreciation, amortization and accretion		(111,995)	(100,728)
Land	N/A	85,826	85,826
Total property, plant and equipment, net		$896,481	$997,875

(1)Included in gathering systems are $13.6 million and $27.5 million of assets at September 30, 2021 and December 31, 2020, respectively, that are not subject to depreciation, amortization and accretion as the systems were under construction and had not yet been put into service.

Depreciation expense related to property, plant and equipment was $10.1 million and $8.9 million for the three months ended September 30, 2021 and 2020, respectively, and $33.7 million and $29.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Capitalized internal costs and capitalized interest related to property, plant and equipment were immaterial for the three and nine months ended September 30, 2021 and 2020.

The Partnership evaluates its long-lived assets for potential impairment whenever events or circumstances indicate it is more likely than not that the carrying amount of the asset, or set of assets, is greater than the fair value. An impairment involves comparing the estimated future undiscounted cash flows of an asset with the carrying amount. If the carrying amount of the asset exceeds the estimated future undiscounted cash flows, then an impairment charge is recorded for the difference between the estimated fair value of the asset and its carrying value. No such impairment charges were recorded during the three months ended September 30, 2021, or the three and nine months ended September 30, 2020. Abandonment charges of $3.4 million related to projects which had begun, but were later terminated, were recorded in depreciation, amortization and accretion on the consolidated statement of operations during the nine months ended September 30, 2021. It is possible that circumstances requiring additional impairment testing will occur in future interim periods, which could result in potentially material impairment charges being recorded.

Assets held for sale

At September 30, 2021, the Partnership classified certain gas gathering assets with a carrying value of $83.3 million as held for sale in the consolidated balance sheet. The net realizable value of these assets approximates the carrying value based on the expected sales price negotiated with a third party purchaser as discussed further in Note 16—Subsequent Events.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
7.    EQUITY METHOD INVESTMENTS

The following table presents the carrying values of the Partnership’s equity method investments as of the dates indicated:

	Ownership Interest	September 30, 2021	December 31, 2020
		(In thousands)
EPIC Crude Holdings, LP	10%	$111,785	$120,863
Gray Oak Pipeline, LLC	10%	121,411	130,353
Wink to Webster Pipeline LLC (1)	4%	86,286	82,631
OMOG JV LLC	60%	189,418	193,726
Amarillo Rattler, LLC (2)	—%	—	5,354
Remuda Midstream Holdings LLC (3)	—%	274	—
Total		$509,174	$532,927
(1)The Wink to Webster joint venture is developing a crude oil pipeline (the “Wink to Webster pipeline”). The Wink to Webster pipeline’s main segment began interim service operation in the fourth quarter of 2020, and the joint venture is expected to begin full commercial operations in the first quarter of 2022.
(2)The ownership interest in Amarillo Rattler was 50% at December 31, 2020. See Note 4—Divestitures for discussion regarding the sale of this equity method investment during the second quarter of 2021.
(3)Includes $0.3 million of direct transaction costs incurred in the third quarter of 2021 for the acquisition of the WTG Joint Venture in the fourth quarter of 2021 as defined and discussed further in Note 16—Subsequent Events.

Currently, the Partnership receives distributions from Gray Oak and OMOG, which are classified either within the operating or investing sections of the consolidated statements of cash flows by determining the nature of each distribution. The following table presents total distributions received from the Partnership’s equity method investments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Gray Oak Pipeline, LLC	$7,847	$5,720	$19,140	$14,771
OMOG JV LLC	6,382	3,900	13,251	12,719
Total	$14,229	$9,620	$32,391	$27,490

The following table summarizes the income (loss) of equity method investees reflected in the condensed consolidated statement of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
EPIC Crude Holdings, LP	$(2,530)	$(1,904)	$(10,638)	$(4,703)
Gray Oak Pipeline, LLC	4,368	3,832	10,198	5,585
Wink to Webster Pipeline LLC	(550)	(127)	(1,641)	73
OMOG JV LLC	3,537	1,499	8,943	(10,681)
Amarillo Rattler, LLC	—	69	(388)	(184)
Total	$4,825	$3,369	$6,474	$(9,910)

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
The Partnership reviews its equity method investments to determine if a loss in value which is other than temporary has occurred. If such a loss has occurred, the Partnership recognizes an impairment provision. During the three and nine months ended September 30, 2021, the Partnership’s income (loss) from equity method investments includes a proportional charge of $0.6 million and $3.5 million, respectively, representing impairment recorded by the investee associated with inventory write-downs and abandoned projects. During the three and nine months ended September 30, 2020, the Partnership’s income (loss) from equity method investments includes a proportional charge of $15.8 million representing goodwill impairment recorded by an investee. No other impairments were recorded for the Partnership’s equity method investments for the three and nine months ended September 30, 2021 or 2020. The entities in which the Partnership is invested all serve customers in the oil and natural gas industry, which experienced economic challenges due to the COVID-19 pandemic and other macroeconomic factors during 2020. If similar economic challenges occur in future interim periods, it could result in circumstances requiring the Partnership to record potentially material impairment charges on its equity method investments.

8.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	September 30, 2021	December 31, 2020
	(In thousands)
5.625% Senior Notes due 2025	$500,000	$500,000
Operating Company revolving credit facility	—	79,000
Unamortized debt issuance costs	(7,544)	(9,053)
Total long-term debt	$492,456	$569,947
The Operating Company’s Revolving Credit Facility

The Operating Company’s credit agreement (the “Credit Agreement”) provides for a revolving credit facility in the maximum amount of $600.0 million, which is expandable to $1.0 billion upon the Partnership’s election, subject to obtaining additional lender commitments and satisfaction of customary conditions. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid at the maturity date of May 28, 2024. As of September 30, 2021, the Operating Company had no outstanding borrowings and $600.0 million available for future borrowings under the Credit Agreement. During the three and nine months ended September 30, 2021, the weighted average interest rate on borrowings under the Credit Agreement was 1.34% and 1.38%, respectively. During the three and nine months ended September 30, 2020, the weighted average interest rate on borrowings under the Credit Agreement was 1.46% and 2.18%, respectively.

As of September 30, 2021, the Operating Company was in compliance with all financial maintenance covenants under the Credit Agreement.

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

9.    UNIT-BASED COMPENSATION

On May 22, 2019, the board of directors of the General Partner adopted the Rattler Midstream LP Long Term Incentive Plan (“LTIP”) for employees, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. As of September 30, 2021, a total of 14,535,791 common units had been reserved for issuance pursuant to the LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

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

The following table presents the phantom unit activity under the LTIP for the nine months ended September 30, 2021:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2020	2,089,668	$17.07
Granted	238,399	$10.99
Vested	(469,221)	$18.37
Forfeited	(32,100)	$6.72
Unvested at September 30, 2021	1,826,746	$16.12

The aggregate fair value of phantom units that vested during the nine months ended September 30, 2021 was $8.6 million. As of September 30, 2021, the unrecognized compensation cost related to unvested phantom units was $25.4 million, and is expected to be recognized over a weighted-average period of 2.54 years. For the three and nine months ended September 30, 2021, the Partnership incurred $2.5 million and $7.3 million, respectively, of unit–based compensation expense. For the three and nine months ended September 30, 2020, the Partnership incurred $2.2 million and $6.6 million, respectively, of unit–based compensation expense.

10.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has general partner and limited partner units. At September 30, 2021, the Partnership had a total of 39,960,128 common units issued and outstanding and 107,815,152 Class B units issued and outstanding, of which no common units and 107,815,152 Class B units, representing approximately 73% of the Partnership’s total units outstanding, were beneficially owned by Diamondback. At September 30, 2021, Diamondback also beneficially owned 107,815,152 Operating Company units, representing an overall 73% economic, non-voting interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

Common Unit Repurchase Program

On October 29, 2020, the board of directors of the General Partner approved a common unit repurchase program to acquire up to $100 million of the Partnership’s outstanding common units. The common unit repurchase program was authorized to extend through December 31, 2021, but in October 2021, the board of directors of the General Partner increased the repurchase program authorization to $150.0 million and extended the program indefinitely. The Partnership intends to purchase common units under the repurchase program opportunistically with cash on hand, free cash flow from operations and proceeds from potential liquidity events such as the sale of assets. The repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the General Partner at any time. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors. Any common units purchased as part of this program will be retired During the three and nine months ended September 30, 2021, the Partnership repurchased approximately $12.3 million and $28.6 million, respectively, of common units under the repurchase program. As of September 30, 2021, $56.6 million remained available for use to repurchase common units under the Partnership’s common unit repurchase program.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

The following table summarizes changes in the ownership interest in consolidated subsidiaries during the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss) attributable to the Partnership	$8,485	$9,218	$26,945	$25,071
Change in ownership of consolidated subsidiaries	1,160	—	3,813	(329,034)
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$9,645	$9,218	$30,758	$(303,963)

In the second quarter of 2020, the Partnership recorded adjustments to non-controlling interest of $419.6 million, common unitholder equity of $(329.0) million, and deferred tax assets of $90.6 million to reflect the ownership structure that was effective at June 30, 2020. The adjustment had no impact on earnings for the three and nine months ended September 30, 2020.

Cash Distributions on Common Units

The board of directors of the General Partner sets and administers the cash distribution policies for the Partnership and the Operating Company. Cash distributions paid by the Operating Company to Diamondback and the Partnership as the holders of the Operating Company’s common units are determined by the board of directors of the General Partner on a quarterly basis. The partnership agreement does not require the Partnership to pay minimum distributions to its common unitholders on a quarterly or other basis, and the Partnership does not employ structures intended to consistently maintain or increase distributions over time. On October 27, 2021, the board of directors of the General Partner approved a cash distribution for the third quarter of 2021 of $0.25 per Operating Company unit and per common unit. Distributions due to common unitholders are payable on November 22, 2021, to common unitholders of record at the close of business on November 15, 2021. The board of directors of the General Partner may change the distribution policies at any time and from time to time.

The following table presents information regarding cash distributions approved by the board of directors of the General Partner and paid during the three and nine months ended September 30, 2021:

		Distributions
		(in thousands)
Period	Amount per Unit	Operating Company Distributions to Diamondback	Common Unitholders	Declaration Date	Unitholder Record Date	Payment Date
Q4 2020	$0.20	$21,563	$8,263	February 17, 2021	March 8, 2021	March 15, 2021
Q1 2021	$0.20	$21,563	$8,183	April 28, 2021	May 14, 2021	May 21, 2021
Q2 2021	$0.25	$26,954	$10,154	August 2, 2021	August 16, 2021	August 23, 2021

11.    EARNINGS PER COMMON UNIT

Earnings per common unit on the condensed consolidated statements of operations is based on the net income of the Partnership for the three and nine months ended September 30, 2021 and 2020, which is the amount of net income that is attributable to the Partnership’s common units. The Partnership’s net income is allocated wholly to the common units, as the General Partner does not have an economic interest.

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

A reconciliation of the components of basic and diluted earnings per common unit is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per unit amounts)
Net income (loss) attributable to Rattler Midstream LP	$8,485	$9,218	$26,945	$25,071
Less: net (income) loss allocated to participating securities(1)	(458)	(524)	(1,332)	(1,820)
Net income (loss) attributable to common unitholders	$8,027	$8,694	$25,613	$23,251
Weighted average common units outstanding:
Basic weighted average common units outstanding	40,542	43,996	41,101	43,837
Effect of dilutive securities:
Potential common units issuable(2)	—	—	—	—
Diluted weighted average common units outstanding	40,542	43,996	41,101	43,837
Net income per common unit, basic	$0.20	$0.20	$0.62	$0.53
Net income per common unit, diluted	$0.20	$0.20	$0.62	$0.53
(1)    Distribution equivalent rights granted to employees are considered participating securities.
(2)    For the three and nine months ended September 30, 2021 and 2020, no potential common units were included in the computation of diluted earnings per unit because their inclusion would have been anti-dilutive under the treasury stock method for the periods presented. However, such potential common units could dilute basic earnings per unit in future periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Produced water gathering and disposal	$63,202	$66,067	$194,895	$211,353
Sourced water gathering	16,833	11,948	48,105	46,845
Natural gas gathering	5,696	5,076	17,021	14,506
Crude oil gathering	1,835	2,745	6,022	7,730
Surface revenue	47	10	227	26
Total	$87,613	$85,846	$266,270	$280,460

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
13.    INCOME TAXES

The following table provides the Partnership’s provision for (benefit from) income taxes and the effective income tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except for tax rate)
Provision for (benefit from) income taxes	$2,551	$2,851	$7,761	$7,754
Effective tax rate	6.1%	6.8%	6.1%	6.8%

The Partnership’s effective income tax rates for the three and nine months ended September 30, 2021 and 2020 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period, primarily due to net income attributable to the non-controlling interest and to state taxes, net of federal benefit. For the three and nine months ended September 30, 2021 and 2020 the Partnership recorded immaterial discrete income tax expense primarily related to unit-based compensation.

The Partnership’s total net deferred tax assets consist primarily of the tax basis over the financial statement carrying value of its investment in the Operating Company and of net operating loss carryforwards. In the second quarter of 2020, the Partnership recorded an adjustment through unitholders’ equity to the carrying value of its investment in the Operating Company, resulting in a decrease in the Partnership’s deferred tax liability related to its investment in the Operating Company. As a result of management’s assessment each period, including consideration of all available positive and negative evidence, management continued to determine that it is more likely than not that the Partnership will realize its deferred tax assets as of September 30, 2021 and 2020.

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2021		December 31, 2020
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
	(In thousands)
Debt:
5.625% Senior Notes due 2025	$492,456	$522,330	$490,947	$528,125
Operating Company revolving credit facility	$—	$—	$79,000	$79,000
(1) The carrying value includes associated deferred loan costs and any remaining discount or premium, if any.

The fair value of the Operating Company’s revolving credit facility approximates its carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the quoted market price at the respective period ends, and is considered a Level 1 classification in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in certain circumstances. These assets and liabilities can include inventory, midstream assets and other long-lived assets that are written down to fair value when they are impaired or held for sale. Refer to Note 6—Property, Plant and Equipment for additional discussion of nonrecurring fair value adjustments.

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

Commitments

As of September 30, 2021, the Partnership’s anticipated future capital commitments for its equity method investments include $6.0 million for the remainder of 2021 and $22.7 million in aggregate.

16.    SUBSEQUENT EVENTS

Cash Distribution

On October 27, 2021, the board of directors of the General Partner approved a cash distribution for the third quarter of 2021 of $0.25 per common unit, payable on November 22, 2021, to unitholders of record at the close of business on November 15, 2021.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
Acquisitions and Divestitures

WTG Joint Venture Acquisition

On October 5, 2021, the Partnership and a private affiliate of an investment fund formed Remuda Midstream Holdings LLC (the “WTG joint venture”). The Operating Company invested approximately $104.0 million in cash to acquire a 25% interest in the WTG joint venture, which then completed an acquisition of a majority interest in WTG Midstream LLC (“WTG Midstream”) from West Texas Gas, Inc. and its affiliates. WTG Midstream’s assets primarily consist of an interconnected gas gathering system and six major gas processing plants servicing the Midland Basin with 925 MMcf/d of total processing capacity with additional gas gathering and processing expansions planned.

Drop Down Transaction

On October 19, 2021, the Partnership entered into a definitive purchase and sale agreement with Diamondback and certain of its subsidiaries (the “Seller”) for the Operating Company’s acquisition from the Seller of certain water midstream assets (the “Drop Down assets”) for $160.0 million in cash in a drop down transaction (the “Drop Down”). The Partnership and the Seller have also mutually agreed to amend their commercial agreements covering produced water gathering and disposal and sourced water gathering services to add certain Diamondback leasehold acreage to the Partnership’s dedication. The Drop Down assets have a carrying value of $160.0 million and include nine active saltwater disposal injection wells with 330 MBbl/d of capacity, seven produced water recycling and storage facilities, 20 fresh water pits and approximately 4,000 acres of fee surface. Also included are 55 miles of produced water gathering pipeline and 18 miles of sourced water gathering pipeline. The Partnership intends to fund the transaction with cash on hand and borrowings under its revolving credit facility. The Drop Down, which was approved by the Conflicts Committee of the board of directors of the General Partner, will be accounted for as a transaction between entities under common control and is expected to close in the fourth quarter of 2021, subject to customary closing conditions.

Pecos County Gas Gathering Divestiture

On November 1, 2021, the Partnership completed the sale of its gas gathering assets to Brazos Delaware Gas, LLC, an affiliate of Brazos Midstream, for aggregate total gross potential consideration of $93.0 million, consisting of (i) $83.0 million due at closing, subject to customary closing adjustments, (ii) a $5.0 million contingent payment due in 2023 if the aggregate actual deliveries of gas volumes into the gas gathering system by and/or on behalf of Diamondback and its affiliates exceed certain specified thresholds during 2022, and (iii) a $5.0 million contingent payment due in 2024 if the aggregate actual deliveries of gas volumes into the gas gathering system by and/or on behalf of Diamondback and its affiliates exceed certain specified thresholds during 2022 and 2023. The contingent payments will be recorded if and when they become realizable.

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

As of September 30, 2021, our general partner held a 100% general partner interest in us and Diamondback held no common units and beneficially owned all of our 107,815,152 outstanding Class B units, representing approximately 73% of our total outstanding units. Diamondback also owns and controls our general partner.

As of September 30, 2021, we own a 27% controlling membership interest in the Operating Company and Diamondback owns, through its ownership of the Operating Company units, a 73% economic, non-voting interest in the Operating Company. However, as required by GAAP, we consolidate 100% of the assets and operations of the Operating Company in our financial statements and reflect a non-controlling interest.

Recent Developments

COVID-19 and Commodity Prices

In early March 2020, oil prices dropped sharply and continued to decline briefly reaching negative levels as a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including (i) actions taken by OPEC members and other exporting nations impacting commodity price and production levels, and (ii) a significant decrease in demand due to the COVID-19 pandemic. However, certain restrictions on conducting business that were implemented in response to the COVID-19 pandemic have since been lifted as improved treatments and vaccinations for COVID-19 have been rolled-out globally since late 2020. As a result, oil and natural gas prices have improved in response to the expected increase in demand for production. However, the COVID-19 Delta variant emerged in March 2021 and became highly transmissible in July 2021, which contributed to additional pricing volatility during the third quarter of 2021.

We derive substantially all of our revenue from our commercial agreements with Diamondback, which do not contain minimum volume commitments. In response to the decrease in oil prices in early 2020 discussed above, Diamondback reduced its drilling and development plan on the acreage dedicated to us, which directly and adversely impacted Diamondback’s demand for our midstream services. Diamondback resumed completion activity to stem production declines and respond to rising commodity prices in the third and fourth quarters of 2020, but has kept production relatively flat during the first nine months of 2021, using excess cash flows for debt repayment and to return capital to its stockholders rather than expanding its drilling program. Diamondback also indicated that it intends to continue exercising capital discipline and maintaining its fourth quarter 2021 oil production flat in 2022. As a result, we adjusted our operations to this new level of completion and production activity in the second half of 2020 and into 2021. We cannot predict the extent to which Diamondback’s business would be impacted if conditions in the energy industry were to deteriorate again, nor can we estimate the impact such conditions would have on Diamondback’s ability to execute its drilling and development plan on the dedicated acreage or to perform under our commercial agreements.

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

Acquisitions

WTG Joint Venture Acquisition

On October 5, 2021, we and a private affiliate of an investment fund formed the WTG joint venture. The Operating Company invested approximately $104.0 million in cash to acquire a 25% interest in the WTG joint venture, which then completed an acquisition of a majority interest in WTG Midstream from West Texas Gas, Inc. and its affiliates. WTG Midstream’s assets primarily consist of an interconnected gas gathering system and six major gas processing plants servicing the Midland Basin with 925 MMcf/d of total processing capacity with additional gas gathering and processing expansions planned.

Drop Down Transaction

On October 19, 2021, we entered into a definitive purchase and sale agreement with Diamondback and certain of its subsidiaries to acquire certain water midstream assets for $160.0 million in cash in a drop down transaction. We intend to fund the transaction with cash on hand and borrowings under our revolving credit facility. The Drop Down will be accounted for as a transaction between entities under common control and is expected to close in the fourth quarter of 2021, subject customary closing conditions.

The Drop Down assets include nine active saltwater disposal injection wells with 330 MBbl/d of capacity, seven produced water recycling and storage facilities, 20 fresh water pits and approximately 4,000 acres of fee surface. Also included are 55 miles of produced water gathering pipeline and 18 miles of sourced water gathering pipeline.

The WTG transaction and the pending Drop Down will increase our exposure to Diamondback's development in the Northern Midland Basin, where approximately 75% of its drilling capital is currently being allocated, while retaining financial flexibility to continue to return capital to our unitholders. See Note 16—Subsequent Events included in the condensed notes to the consolidated financial statements included elsewhere in this report for further discussion of our acquisitions in the fourth quarter of 2021.

Divestitures

Amarillo Rattler Divestiture

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

Real Estate Divestiture

On June 28, 2021, we closed on the sale of one of our real estate properties located in Midland, Texas for proceeds of $9.1 million, including closing adjustments, which resulted in a loss on disposal of $1.6 million which is included in gain (loss) on disposal of property, plant and equipment on the consolidated statement of operations.

Pecos County Gas Gathering Divestiture

On November 1, 2021, we completed the sale of our gas gathering assets to Brazos Delaware Gas, LLC, an affiliate of Brazos Midstream, for aggregate total gross potential consideration of $93.0 million, consisting of (i) $83.0 million due at closing, subject to customary closing adjustments, (ii) a $5.0 million contingent payment due in 2023 if the aggregate actual deliveries of gas volumes into the gas gathering system by and/or on behalf of Diamondback and its affiliates exceed certain specified thresholds during 2022, and (iii) a $5.0 million contingent payment due in 2024 if the aggregate actual deliveries of gas volumes into the gas gathering system by and/or on behalf of Diamondback and its affiliates exceed certain specified thresholds during 2022 and 2023. The contingent payments will be recorded if and when they become realizable.

See Note 4—Divestitures and Note 16—Subsequent Events included in the condensed notes to the consolidated financial statements included elsewhere in this report for further discussion of our divestitures.

Operational Update

Highlights

For the three months ended September 30, 2021, as compared with the three months ended September 30, 2020:

•average crude oil gathering volumes were 72,665 Bbl/d, a decrease of 20% year over year;
•average natural gas gathering volumes were 134,602 MMBtu/d, an increase of 12% year over year;
•average produced water gathering and disposal volumes were 747,009 Bbl/d, a decrease of 2% year over year; and
•average sourced water gathering volumes were 256,288 Bbl/d, an increase of 26% year over year.

Pipeline Infrastructure Assets

The following tables provide information regarding our gathering, compression and transportation system as of September 30, 2021 and utilization for the quarter ended September 30, 2021:

(Miles)(1)	Delaware Basin	Midland Basin	Permian Total
Crude oil	112	46	158
Natural gas	160	—	160
Produced water	270	251	521
Sourced water	27	74	101
Total	569	371	940

(Capacity/capability)(1)	Delaware Basin	Midland Basin	Permian Total	Utilization
Crude oil gathering (Bbl/d)	240,000	65,000	305,000	24%
Natural gas compression (Mcf/d)	151,000	—	151,000	75%
Natural gas gathering (Mcf/d)	180,000	—	180,000	63%
Produced water gathering and disposal (Bbl/d)	1,330,000	1,784,000	3,114,000	24%
Sourced water gathering (Bbl/d)	120,000	455,000	575,000	45%
(1)Does not include any assets of our equity method investment joint ventures.

Results of Operations

The following table sets forth selected historical operating data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except operating data)
Revenues:
Revenues—related party	$87,613	$85,846	$266,270	$280,460
Revenues—third party	5,885	7,229	19,973	23,504
Other income—related party	2,080	2,431	7,162	5,419
Other income—third party	992	1,033	3,104	5,286
Total revenues	96,570	96,539	296,509	314,669
Costs and expenses:
Direct operating expenses	22,335	31,173	81,145	101,425
Cost of goods sold (exclusive of depreciation and amortization)	10,951	6,663	30,060	27,368
Real estate operating expenses	558	494	1,619	1,812
Depreciation, amortization and accretion	11,443	10,990	37,928	35,596
Impairment and abandonments	—	—	3,371	—
General and administrative expenses	5,338	3,140	14,928	11,829
(Gain) loss on disposal of assets	1,144	(16)	6,155	2,765
Total costs and expenses	51,769	52,444	175,206	180,795
Income (loss) from operations	44,801	44,095	121,303	133,874
Other income (expense):
Interest income (expense), net	(8,172)	(5,817)	(23,717)	(10,364)
Gain (loss) on sale of equity method investments	31	—	23,020	—
Income (loss) from equity method investments	4,825	3,369	6,474	(9,910)
Total other income (expense), net	(3,316)	(2,448)	5,777	(20,274)
Net income (loss) before income taxes	41,485	41,647	127,080	113,600
Provision for (benefit from) income taxes	2,551	2,851	7,761	7,754
Net income (loss)	38,934	38,796	119,319	105,846
Less: Net income (loss) attributable to non-controlling interest	30,449	29,578	92,374	80,775
Net income (loss) attributable to Rattler Midstream LP	$8,485	$9,218	$26,945	$25,071

Operating Data:
Throughput(1)
Crude oil gathering (Bbl/d)	72,665	91,090	80,584	93,205
Natural gas gathering (MMBtu/d)	134,602	119,951	135,538	115,089
Produced water gathering and disposal (Bbl/d)	747,009	763,475	771,453	825,254
Sourced water gathering (Bbl/d)	256,288	203,785	255,188	242,710
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

Comparison of the Three Months Ended September 30, 2021 and 2020 and Nine Months Ended September 30, 2021 and 2020

Revenues

There were no significant changes in total revenues for the three months ended September 30, 2021 compared to the same period in 2020; however, decreases in revenues from produced water volumes of $2.9 million and crude oil volumes gathered of $1.6 million, were offset by increases of $4.2 million in revenues from sourced water volumes gathered and $0.6 million in natural gas volumes gathered. Total revenues decreased by $18.2 million to $296.5 million for the nine months ended September 30, 2021 from $314.7 million for the nine months ended September 30, 2020, due to decreases in revenues from produced water volumes of $17.8 million and revenues from crude oil volumes gathered of $3.1 million, which were partially offset by increases of $1.2 million in revenues from sourced water volumes gathered and $2.5 million in revenues from natural gas volumes.

The decreases in revenues from produced water volumes and crude oil volumes in each period were due to a reduction in volumes transported by Diamondback through the systems on our dedicated acreage. The increases in revenues from sourced water volumes and natural gas volumes gathered in each period were due to an increase in Diamondback’s drilling and completion activity.

Direct Operating Expenses

Direct operating expenses totaled $22.3 million and $81.1 million for the three and nine months ended September 30, 2021, respectively, compared to $31.2 million and $101.4 million for the three and nine months ended September 30, 2020, respectively. The decreases in the 2021 periods compared to the 2020 periods are largely due to a focus on cost cutting efforts along with a reduction in expenses related to declining produced water and oil volumes in 2021.

Cost of Goods Sold

Cost of goods sold (exclusive of depreciation and amortization) increased by $4.3 million to $11.0 million for the three months ended September 30, 2021 from $6.7 million for the three months ended September 30, 2020. The increase primarily relates to higher sourced water and gas gathering volumes due to Diamondback’s increased level of drilling and completion activity in the third quarter of 2021 compared to the same period in 2020.

Cost of goods sold (exclusive of depreciation and amortization) increased by $2.7 million to $30.1 million for the nine months ended September 30, 2021 from $27.4 million for the nine months ended September 30, 2020. The increase primarily relates to higher sourced water and gas gathering volumes transported in the second and third quarters of 2021, which was partially offset by a reduction in the volumes of produced water gathered and disposed and crude oil volumes gathered due to lower levels of drilling and completion activity in the first quarter of 2021.

Depreciation, Amortization and Accretion

There were no significant changes in depreciation, amortization and accretion for the three months ended September 30, 2021 compared to the same period in 2020. Depreciation, amortization and accretion was $37.9 million and $35.6 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $2.3 million was largely due to further development of existing gathering and compression, transportation and disposals systems, which increased our depreciable asset base, partially offset by abandoned and sold assets during the fourth quarter of 2020 and first quarter of 2021.

Interest Expense, Net

Net interest expense was $8.2 million and $23.7 million for the three and nine months ended September 30, 2021, respectively, compared to $5.8 million and $10.4 million for the three and nine months ended September 30, 2020, respectively. The increases in the 2021 periods compared to the 2020 periods primarily relate to interest accrued on the Notes which were issued in July 2020 and bear interest at a rate of 5.625% per annum.

Gain (loss) on Sale of Equity Method Investments

The gain on sale of equity method investments for the three and nine months ended September 30, 2021 related to the sale of our interest in Amarillo Rattler in the second quarter of 2021. See Note 4—Divestitures included in the condensed notes to the consolidated financial statements included elsewhere in this report for discussion of the sale.

Income (loss) from Equity Method Investments

There were no significant changes in income from equity method investments for the three months ended September 30, 2021 compared to the same period in 2020.

Income from equity method investments was $6.5 million for the nine months ended September 30, 2021 compared to a loss of $9.9 million for the nine months ended September 30, 2020. The loss in the 2020 period primarily related to a proportional charge of $15.8 million in goodwill impairment recorded by an investee. See Note 7—Equity Method Investments included in the condensed notes to the consolidated financial statements included elsewhere in this report for additional discussion.

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

The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss) attributable to Rattler Midstream LP	$8,485	$9,218	$26,945	$25,071
Net income (loss) attributable to non-controlling interest	30,449	29,578	92,374	80,775
Net income (loss)	38,934	38,796	119,319	105,846
Interest expense, net of amount capitalized	8,172	5,817	23,717	10,364
Depreciation, amortization and accretion	11,443	10,990	37,928	35,596
Depreciation and interest expense related to equity method investments	9,799	9,330	30,360	20,340
Impairments and abandonments related to equity method investments	551	676	3,484	16,515
Non-cash unit-based compensation expense	2,491	2,216	7,308	6,555
Impairment and abandonments	—	—	3,371	—
(Gain) loss on disposal of assets	1,144	(16)	6,155	2,765
Gain (loss) on sale of equity method investments	(31)	—	(23,020)	—
Provision for income taxes	2,551	2,851	7,761	7,754
Other	(28)	687	6	471
Adjusted EBITDA	75,026	71,347	216,389	206,206
Less: Adjusted EBITDA attributable to non-controlling interest	54,614	50,670	156,833	146,582
Adjusted EBITDA attributable to Rattler Midstream LP	$20,412	$20,677	$59,556	$59,624

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash generated from operations, borrowings under the Credit Agreement and the issuance of the Notes. We believe that cash generated from these sources as well as proceeds received from the sale of assets in the fourth quarter will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. We do not have any commitment from Diamondback, our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Should we require additional capital, the indirect effect of volatile commodity markets and/or adverse macroeconomic conditions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

Cash Distributions on Common Units

On October 27, 2021, the board of directors of our general partner approved a cash distribution for the third quarter of 2021 of $0.25 per common unit, payable on November 22, 2021, to common unitholders of record at the close of business on November 15, 2021. The board of directors of our general partner may change the distribution policy at any time and from time to time. See Note 10—Unitholders’ Equity and Distributions included in the condensed notes to the consolidated financial statements included elsewhere in this report for additional discussion of our distribution policy.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$185,799	$177,374
Net cash provided by (used in) investing activities	10,825	(187,208)
Net cash provided by (used in) financing activities	(207,471)	15,777
Net increase (decrease) in cash	$(10,847)	$5,943

Operating Activities

Net cash provided by operating activities increased by $8.4 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due primarily to distributions representing returns on investment from our equity method investments of $23.3 million and decreases in direct operating expenses of $20.3 million. These increases were partially offset by the $18.2 million decline in revenues, an increase in cash paid for interest of $22.8 million, and less significant increases in cost of goods sold and general and administrative costs. The remaining change stems largely from fluctuations in working capital due primarily to the timing of when collections are made on accounts receivable and payments are made on accounts payable and accrued liabilities. See —Results of Operations for further discussion of changes in revenue, operating expenses and interest expense and Note 7—Equity Method Investments included in the condensed notes to the consolidated financial statements included elsewhere in this report for further discussion of distributions.

Investing Activities

Net cash provided by investing activities was $10.8 million during the nine months ended September 30, 2021, and primarily consists of $23.5 million in proceeds from the sale of our Amarillo Rattler equity method investment, $9.2 million in proceeds from the sale of a real estate asset, and $9.1 million in distributions considered to be returns of investment received from certain of our equity method investments prior to placing constructed assets in service. These proceeds were partially offset by capital expenditures for property, plant and equipment of $24.1 million and contributions to our equity method investments of $7.1 million, which continue to decrease as discussed in —Recent Developments.

Net cash used in investing activities was $187.2 million during the nine months ended September 30, 2020, and primarily related to additions to property, plant and equipment and contributions to our equity method investments, which were partially offset by distributions considered to be returns of investment received from our Gray Oak and OMOG equity method investments.

Financing Activities

Net cash used in financing activities was $207.5 million during the nine months ended September 30, 2021, and primarily related to distributions of $96.7 million to our unitholders, net payments on the credit facility of $79.0 million as we continue to reduce our borrowings and $28.6 million in repurchases of common units under our repurchase program during the period.

Net cash provided by financing activities was $15.8 million during the nine months ended September 30, 2020, and primarily related to proceeds from the notes offering of $500.0 million, which were largely offset by net borrowings on the credit facility of $339.0 million, distributions to our unitholders of $132.0 million during the period and debt issuance costs incurred on the notes offering.

Common Unit Repurchase Program

On October 29, 2020, the board of directors of our general partner approved a common unit repurchase program to acquire up to $100 million of our outstanding common units. The common unit repurchase program was authorized to extend through December 31, 2021, but in October 2021, the repurchase program authorization was further increased to $150.0 million and the program was extended indefinitely. We intend to purchase common units under the repurchase program opportunistically with cash on hand, free cash flow from operations and proceeds from potential liquidity events such as the sale of assets. The repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of our general partner at any time. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors. Any common units purchased as part of this program will be retired. During the nine months ended September 30, 2021, we repurchased approximately $28.6 million of common units under the repurchase program. As of September 30, 2021, $56.6 million remained available for use to repurchase common units under our program.

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
For the nine months ended September 30, 2021, our total capital expenditures were $24.1 million, which primarily consisted of $20.8 million related to produced water disposal assets, $2.2 million related to crude oil gathering assets, $1.3 million related to real estate assets and $0.2 million related to natural gas gathering assets. We estimate that our total capital expenditures related to midstream assets for 2021 will be between $30 million and $40 million, excluding our anticipated total capital commitments related to our equity method investments of approximately $10 million. We also estimate that distributions from our equity method investments will be between $40 million to $45 million. However, this range could decrease due to the continued impact, either directly or indirectly, of the COVID-19 pandemic or volatile crude oil prices on our business.
We own equity interests in the EPIC, Gray Oak, Wink to Webster and OMOG joint ventures. Each of these joint ventures is accounted for using the equity method. The following table sets forth our cumulative capital contributions and anticipated future capital commitment for each of our equity method investment interests:

	Ownership Interest	Acquisition Date	Cumulative Capital Contributions to Date	Anticipated Future Capital Commitment
			(In thousands)
EPIC Crude Holdings, LP	10%	February 1, 2019	$137,534	$2,466
Gray Oak Pipeline, LLC	10%	February 15, 2019	$142,096	$—
Wink to Webster Pipeline LLC	4%	July 30, 2019	$87,732	$20,268
OMOG JV LLC	60%	October 1, 2019	$218,555	$—

As of September 30, 2021, we anticipate making additional contributions of $6.0 million to our equity method investments during the remainder of 2021. Other than the purchase price of $104.0 million, we do not currently anticipate making additional capital contributions to our equity method investment, the WTG joint venture, which was acquired in October 2021. For further discussion regarding these investments see Note 7— Equity Method Investments and Note 16—Subsequent Events included in the condensed notes to the consolidated financial statements included elsewhere in this report.

Based upon current expectations for 2021, we believe that our cash flows from operations, cash on hand and borrowing under our revolving credit facility will be sufficient to fund our operations and anticipated future capital commitments through the 12-month period following the filing of this report and thereafter.

Indebtedness

At September 30, 2021, we have $500.0 million in principal amount of outstanding indebtedness, which consists of Notes and borrowings under the Operating Company’s revolving credit facility, if any, as discussed further below.

The Operating Company’s Revolving Credit Facility

The Operating Company’s credit agreement provides for a revolving credit facility in the maximum credit amount of $600.0 million, which is expandable to $1.0 billion upon our election, subject to obtaining additional lender commitments and satisfaction of customary conditions. As of September 30, 2021, there were no outstanding borrowings and $600.0 million available for future borrowings, under the Operating Company’s revolving credit facility. The weighted average interest rate on borrowings under the Credit Agreement was 1.34% and 1.38% for the three and nine months ended September 30, 2021, respectively. The credit agreement matures on May 28, 2024.

As of September 30, 2021, the Operating Company was in compliance with all financial covenants under its Credit Agreement.

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
Commodity Price Risk

We currently generate the majority of our revenues pursuant to fee-based agreements with Diamondback under which we are paid based on volumetric fees, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows have little direct exposure to commodity price risk. However, Diamondback and our other customers are exposed to commodity price risk, and an extended reduction in commodity prices could reduce the production volumes available for our midstream services in the future below expected levels. Although we intend to maintain fee-based pricing terms on both new contracts and existing contracts for which prices have not yet been set, our efforts to negotiate such terms may not be successful, which could have a materially adverse effect on our business.

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

As of September 30, 2021, we had no outstanding borrowings and $600.0 million available for future borrowings under the Credit Agreement. During the three and nine months ended September 30, 2021, the weighted average interest rate on borrowings under the Credit Agreement was 1.34% and 1.38%, respectively.

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

As of September 30, 2021, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of September 30, 2021, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. In July 2021, we implemented an enterprise resource planning system covering various financial and accounting processes. As a result of this implementation, certain internal controls over financial reporting have been automated, modified or implemented to address the new environment associated with the implementation of this system. We believe we have maintained appropriate internal control over financial reporting during the implementation and believe this new system will strengthen our internal control system. However, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of internal control over financial reporting throughout 2021. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common unit repurchase activity for the three months ended September 30, 2021 was as follows:

Period	Total Number of Units Purchased(1)	Average Price Paid Per Unit (2)	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan (3)
	($ in thousands, except per unit amounts)
July 1, 2021 - July 31, 2021	332,465	$10.33	272,465	$65,511
August 1, 2021 - August 31, 2021	544,359	$10.58	544,359	$59,750
September 1, 2021 - September 30, 2021	271,917	$11.46	331,917	$56,634
Total	1,148,741	$10.72	1,148,741
(1)Includes common units repurchased from employees in order to satisfy tax withholding requirements. Such units are retired immediately upon repurchase.
(2)The average price paid per common unit includes commissions paid to repurchase common units.
(3)In October 2020, the board of directors of our general partner approved an initial common unit repurchase program to acquire up to $100 million of our outstanding common units through December 31, 2021. In October 2021, the repurchase program authorization was increased to $150.0 million and the program was extended indefinitely. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of our general partner at any time.

ITEM 6.     EXHIBITS

Exhibit Number	Description
2.1
Purchase and Sale Agreement, dated October 19, 2021, by and among Diamondback E&P LLC, QEP Energy Company and Guidon Anchor LLC, as seller, and Rattler Midstream Operating LLC, as purchaser (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on October 21, 2021).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Unitholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

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

RATTLER MIDSTREAM LP

		By:	RATTLER MIDSTREAM GP LLC,
its general partner

Date:	November 4, 2021	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2021	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial Officer)