Form 10-K
period 2021-12-31
RATTLER MIDSTREAM LP
filed 2022-02-24
CIK 1748773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common units held by non-affiliates was approximately $443.2 million on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on closing prices in the daily composite list for transactions on the Nasdaq Global Select Market on such date. As of February 18, 2022, 38,139,805 common units representing limited partner interests and 107,815,152 Class B units representing limited partner interests were outstanding.
Documents Incorporated By Reference: None

RATTLER MIDSTREAM LP
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

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

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms used in this report:

ASU	Accounting Standards Update.
ASC	Accounting Standards Codification.
Delaware Act	Delaware Revised Uniform Limited Partnership Act.
Diamondback	Diamondback Energy, Inc., a Delaware corporation, and its subsidiaries other than the Partnership and its subsidiaries (including the Operating Company).
DOT	The U.S. Department of Transportation.
EPA	U.S. Environmental Protection Agency.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
FERC	Federal Energy Regulatory Commission.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Rattler Midstream GP LLC, a Delaware limited liability company; the General Partner of the Partnership and a wholly owned subsidiary of Diamondback.
GHG	Greenhouse gases.
Holding Company	Rattler Holdings LLC, a wholly owned subsidiary of Rattler.
IPO	The Partnership’s initial public offering.
LIBOR	The London interbank offered rate.
LTIP	Rattler Midstream LP Long Term Incentive Plan.
Nasdaq	The Nasdaq Global Select Market.
Notes	The $500.0 million in aggregate principal amount of 5.625% Senior Notes due 2025 issued on July 14, 2020.
Operating Company	Rattler Midstream Operating LLC, a Delaware limited liability company and a consolidated subsidiary of the Partnership.
OPEC	The Organization of the Petroleum Exporting Countries.
OSHA	Federal Occupational Safety and Health Act.
Partnership	Rattler Midstream LP, a Delaware limited partnership.
Partnership agreement	The first amended and restated agreement of limited partnership of Rattler Midstream LP, dated May 28, 2019.
Predecessor	The Operating Company, prior to May 28, 2019 for accounting purposes.
RRC	The Railroad Commission of Texas.
SEC	Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties, and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations; estimates and projections of revenues, losses, costs, expenses, returns, cash flow, and financial position; anticipated benefits of strategic transactions (including acquisitions and divestitures); and plans and objectives of management (including plans for future cash flow from operations) are forward-looking statements. When used in this document, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to the Partnership are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Although we believe that the expectations and assumptions reflected in our forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. Accordingly, forward-looking statements are not guarantees of future performance and our actual outcomes could differ materially from what we have expressed in our forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Partnership” are intended to mean the business and operations of the Partnership and its consolidated subsidiaries.

Factors that could cause our outcomes to differ materially include (but are not limited to) the following:

•Diamondback’s ability to meet its drilling and development plans on a timely basis or at all;
•changes in supply and demand levels for oil, natural gas, and natural gas liquids, and the resulting impact on the price for those commodities;
•the impact of public health crises, including epidemic or pandemic diseases such as the COVID-19 pandemic, and any related company or government policies or actions;
•actions taken by the members of OPEC and Russia affecting the production and pricing of oil, as well as other domestic and global political, economic, or diplomatic developments;
•changes in general economic, business or industry conditions, including changes in foreign currency exchange rates, interest rates, and inflation rates;
•regional supply and demand factors, including delays, curtailment delays or interruptions of production, or governmental orders, rules or regulations that impose production limits;
•federal and state legislative and regulatory initiatives relating to hydraulic fracturing, including the effect of existing and future laws and governmental regulations;
•restrictions on the use of water, including limits on the use of produced water and a moratorium on new produced water well permits recently imposed by the RRC in an effort to control induced seismicity in the Permian Basin;
•significant declines in prices for oil, natural gas, or natural gas liquids, which could require recognition of significant impairment charges;
•changes in U.S. energy, environmental, monetary and trade policies;
•conditions in the capital, financial and credit markets, including the availability and pricing of capital for drilling and development operations and our environmental and social responsibility projects;
•challenges with employee retention and an increasingly competitive labor market due to a sustained labor shortage or increased turnover caused by the COVID-19 pandemic;
•changes in the demand for and costs of conducting midstream infrastructure services;
•changes in safety, health, environmental, tax, and other regulations or requirements (including those addressing air emissions, water management, or the impact of global climate change);
•security threats, including cybersecurity threats and disruptions to our business and operations from breaches of our information technology systems, or from breaches of information technology systems of third parties with whom we transact business;
•our ability to identify, complete and effectively integrate acquisitions into our operations;
•our ability to achieve anticipated synergies, system optionality and accretion associated with acquisitions;
•the results of our investments in joint ventures;
•the conditions impacting the timing and amount of common units repurchased under our common unit repurchase program;
•severe weather conditions;
•acts of war or terrorist acts and the governmental or military response thereto;

•defaults by Diamondback under our commercial agreements;
•changes in the financial strength of counterparties to our credit agreement;
•changes in our credit rating; and
•the risk factors discussed in Item 1A of Part I of this Annual Report on Form 10-K.

In light of these factors, the events anticipated by our forward-looking statements may not occur at the time anticipated or at all. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. We cannot predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those anticipated by any forward-looking statements we may make. Accordingly, you should not place undue reliance on any forward-looking statements made in this document. All forward-looking statements speak only as of the date of this document or, if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by applicable law.

v

PART I
References in this Annual Report to (i) “Rattler,” “the Partnership,” “our Partnership,” “we,” “our,” “us” or like terms refer to Rattler Midstream LP individually and collectively with its subsidiary, Rattler Midstream Operating LLC, as the context requires, (ii) “our General Partner” refers to Rattler Midstream GP LLC, our General Partner and a wholly owned subsidiary of Diamondback, (iii) the “Holding Company” or “HoldCo” refer to Rattler Holdings LLC, (iv) the “Operating Company” refer to Rattler Midstream Operating LLC, and (v) “Diamondback” refers collectively to Diamondback Energy, Inc. and its subsidiaries other than the Partnership and its subsidiaries.

ITEMS 1 AND 2.     BUSINESS AND PROPERTIES

Overview

We are a publicly traded Delaware limited partnership formed by Diamondback to own, operate, develop and acquire midstream and energy-related infrastructure assets in the Midland and Delaware Basins of the Permian Basin, one of the most prolific oil producing areas in the world. We have elected to be treated as a corporation for U.S. federal income tax purposes.

On December 22, 2021, we completed an internal reorganization, which we refer to as the Reorganization, including the contribution, which we refer to as the Contribution, of 100% of the limited liability company interests we held in the Operating Company to the Holding Company, our newly-formed, wholly-owned subsidiary. As a result of the Contribution, the Holding Company was admitted as a member of the Operating Company, and replaced us as the managing member of the Operating Company.

Our operations are conducted through, and our operating assets are owned by, the Operating Company. As of December 31, 2021, the Holding Company directly owned a 26% membership interest and 100% of the sole managing membership interest in the Operating Company, while Diamondback owned a 74% economic, non-voting interest in the Operating Company. Our assets and operations are reported in one business segment. Effective in the first quarter of fiscal 2021, the Partnership determined the former real estate operations segment no longer met the criteria to be an operating segment due to a change in focus and the relative immateriality of the activity.

We are Diamondback’s primary provider of water-related midstream services (including water sourcing and transportation and produced water gathering and disposal) and a significant provider of long-term crude oil gathering and, as such, are critical to its development plans. We have long-term acreage dedications, which we refer to as the Acreage Dedications, from Diamondback spanning approximately 450,000 gross acres on Diamondback’s core leasehold in the Permian (approximately 265,000 gross acres in the Midland Basin and approximately 185,000 gross acres in the Delaware Basin). We entered into commercial agreements with Diamondback in June 2018, effective as of January 1, 2018, that have initial terms ending in 2034.

Our General Partner’s management team consists of members of the management team of Diamondback. We believe that our relationship with Diamondback and our common strategic and operational interests provide the optimal platform to execute our business plan and drive unitholder value.

Significant 2021 and 2022 Acquisitions and Divestitures

Acquisitions

WTG Joint Venture Acquisition

On October 5, 2021, we and a private affiliate of an investment fund formed Remuda Midstream Holdings LLC, which we refer to as the WTG joint venture. The Operating Company invested approximately $104.0 million in cash to acquire a 25% interest in the WTG joint venture, which then completed an acquisition of a majority interest in WTG Midstream LLC, or WTG Midstream, from West Texas Gas, Inc. and its affiliates. WTG Midstream’s assets primarily consist of an interconnected gas gathering system and six major gas processing plants servicing the Midland Basin with 925 MMcf/d of total processing capacity with additional gas gathering and processing expansions planned.

Drop Down Transaction

On December 1, 2021, we acquired certain water midstream assets from Diamondback and certain of its subsidiaries for $160.0 million, including closing adjustments, in cash in a drop down transaction that we refer to as the Drop Down. We funded the transaction with borrowings under the Operating Company’s revolving credit facility. The Drop Down was accounted for as a transaction between entities under common control, with assets recognized at Diamondback’s historical carrying value.

The Drop Down assets include nine active saltwater disposal injection wells with 330 MBbl/d of capacity, seven produced water recycling and storage facilities, 20 fresh water pits and approximately 4,000 acres of fee surface. Also included are 55 miles of produced water gathering pipeline and 18 miles of sourced water gathering pipeline.

BANGL Joint Venture Acquisition

On January 19, 2022, we invested approximately $22.2 million in cash to acquire a 10% interest in BANGL, LLC, which we refer to as the BANGL joint venture. The BANGL pipeline, which began full commercial service in the fourth quarter of 2021, provides NGL takeaway capacity from MPLX and WTG gas processing plants in the Permian Basin to the NGL fractionation hub in Sweeny, Texas and has expansion capacity of up to 300,000 Bbl/d.

Divestitures

Amarillo Rattler Divestiture

On April 30, 2021, we and our joint venture partner, Amarillo Midstream, LLC, each sold our respective 50% interests in Amarillo Rattler, LLC, which we refer to as Amarillo Rattler, to EnLink Midstream Operating, LP. Net of transaction expenses and working capital adjustments, we received $23.5 million at closing. An incremental $5.0 million is payable to us in April 2022, and we could receive up to $7.5 million in total contingent earn-out payments from 2023 to 2025.

Real Estate Divestiture

On June 28, 2021, we closed on the sale of one of our real estate properties located in Midland, Texas for proceeds of $9.1 million, including closing adjustments, which resulted in a loss on disposal of $0.4 million.

Pecos County Gas Gathering Divestiture

On November 1, 2021, we completed the sale of substantially all of our natural gas gathering assets to Brazos Delaware Gas, LLC, an affiliate of Brazos Midstream, for aggregate total gross potential consideration of $93.0 million, consisting of (i) $83.0 million paid at closing, after customary closing adjustments, (ii) a $5.0 million contingent payment due in 2023 if the aggregate actual deliveries of gas volumes into the gas gathering system by and/or on behalf of Diamondback and its affiliates exceed certain specified thresholds during 2022, and (iii) a $5.0 million contingent payment due in 2024 if the aggregate actual deliveries of gas volumes into the gas gathering system by and/or on behalf of Diamondback and its affiliates exceed certain specified thresholds during 2022 and 2023. The contingent payments will be recorded if and when they become realizable.

See Note 4—Acquisitions and Divestitures and Note 16—Subsequent Events included in the notes to the consolidated financial statements included elsewhere in this Annual Report for further discussion of these transactions.

Our Assets

As of December 31, 2021, we own and operate 866 miles of crude oil, sourced water and produced water gathering pipelines on acreage that overlays Diamondback’s core Midland and Delaware Basin development areas. Our water system obtains, stores and distributes sourced water for use in drilling and completion operations and collects flowback and produced water, which we refer to collectively as produced water, for recycling and disposal. Our oil gathering systems transport oil from the infield production batteries to intermediary pipelines. Additionally, we own equity interests in three long-haul crude oil pipelines and one NGL pipeline that run from the Permian to the Texas Gulf Coast. We also own equity interests in third-party operated gathering systems and processing facilities supported by commercial agreements, including acreage dedications with Diamondback and other operators.

The transportation of water and hydrocarbon volumes away from the producing wellhead is paramount to ensuring the efficient operations of a crude oil or natural gas well. To facilitate this transportation, our midstream infrastructure includes a network of gathering pipelines that collect and transport crude oil, sourced water and produced water from Diamondback’s operations in the Midland and Delaware Basins. These assets are predominately located in Pecos, Reeves, Ward, Loving, Midland, Howard, Andrews, Martin and Glasscock Counties.

The following table provides information regarding our gathering, compression and transportation system as of December 31, 2021:

Pipeline Infrastructure Assets
(miles)(1)	Delaware Basin	Midland Basin	Permian Total
Crude oil	113	46	159
Produced water	273	310	583
Sourced water	27	97	124
Total	413	453	866

(capacity/capability)(1)	Delaware Basin	Midland Basin	Permian Total	Utilization
Crude oil gathering (Bbl/d)	240,000	65,000	305,000	27%
Produced water gathering and disposal (Bbl/d)	1,330,000	2,134,000	3,464,000	24%
Sourced water gathering (Bbl/d)	120,000	544,000	664,000	43%
(1)Does not include any assets of our equity method investment joint ventures.

The following table provides information regarding our throughput volumes for each of the periods indicated:

	Year Ended December 31,
(throughput)(1)	2021	2020	2019
Crude oil gathering (Bbl/d)	79,071	92,056	85,164
Natural gas gathering (MMBtu/d)	112,130	121,637	85,283
Produced water gathering and disposal (Bbl/d)	783,259	821,543	806,078
Sourced water gathering (Bbl/d)	268,259	253,907	415,939
(1)Does not include any volumes from our equity method investment joint ventures.

Crude oil gathering and transportation assets

As of December 31, 2021, excluding the assets of our joint ventures discussed below, our crude oil gathering system consists of (i) 159 miles of crude oil pipelines, which have 305,000 Bbl/d of crude oil throughput capacity and 118,000 Bbl of crude oil storage. Our crude oil gathering and transportation system is purpose built with firm capacity on intermediary pipelines providing connections to long-haul pipelines that terminate on the Texas Gulf Coast. Our crude oil gathered volumes, excluding volumes gathered by our joint ventures, averaged 79 MBbl/d for the year ended December 31, 2021.

Produced water gathering and disposal assets

Crude oil and natural gas cannot be produced without significant produced water transport and disposal capacity given the high water volumes that accompany the hydrocarbons. At the well site, crude oil and produced water are separated to extract the crude oil for sale and the produced water for proper disposal, treatment and recycling. We own strategically located produced water gathering pipeline systems spanning a total of 583 miles that connect the overwhelming majority of Diamondback operated crude oil and natural gas wells to our produced water disposal well sites. As of December 31, 2021, we have a total of 141 produced water disposal wells with an aggregate capacity of 3.5 MMBbl/d located across the Midland and Delaware Basins. Diamondback has instituted a program in its operations to use treated water for completion operations, and 23% of the sourced water volumes sold by Rattler were recycled produced water during the year ended December 31, 2021. We have and expect to continue to realize increased margins for produced water disposal as a result of this recycling program.

Water sourcing and distribution assets

Our water sourcing and distribution system, with storage capacity of 75 MMBbl/d, is critical to Diamondback’s completion operations, and obtains, stores and distributes water from sourced water wells from the Capitan Reef formation, Edwards-Trinity, Pecos Alluvium and Rustler aquifers in the Permian. Our sourced water system consists of a combination of permanent buried pipelines, portable surface pipelines, produced water treatment facilities and sourced water storage facilities, as well as pumping stations to transport the sourced water throughout the pipeline network. Having access to water sources is an important element of the hydraulic fracturing process.

Investment in long-haul crude oil and NGL pipelines

We own a 10% equity interest in each of EPIC Crude Holdings LP, Gray Oak Pipeline, LLC, and BANGL, LLC, and a 4% equity interest in Wink to Webster Pipeline LLC. We refer to these joint ventures as the EPIC, Gray Oak, BANGL and Wink to Webster joint ventures, respectively. Our equity interests in these pipeline joint ventures are expected to provide us with a steady cash flow stream from long-haul crude oil and NGL transportation.

EPIC, which began full operations in April 2020, owns and operates a long-haul crude oil pipeline from the Permian and the Eagle Ford Shale to Corpus Christi, Texas. This pipeline, which we refer to as the EPIC pipeline, is capable of transporting approximately 600,000 Bbl/d which, with the installation of additional pumps and storage, can be increased to approximately 1,000,000 Bbl/d.

Gray Oak, which also began full operations in April 2020, owns and operates a long-haul crude oil pipeline from the Permian and the Eagle Ford Shale to points along the Texas Gulf Coast, including a marine terminal connection in Corpus Christi, Texas. This pipeline, which we refer to as the Gray Oak Pipeline, is capable of transporting approximately 900,000 Bbl/d.

BANGL, which began full commercial service in the fourth quarter of 2021, provides NGL takeaway capacity from the MPLX and WTG gas processing plants in the Permian Basin to the NGL fractionation hub in Sweeny, Texas and has expansion capacity of up to 300,000 Bbl/d.

Wink to Webster owns and operates a long-haul crude oil pipeline system with origin points at Wink and Midland in the Permian Basin and delivery points at multiple Houston area locations. The joint venture owns a 71% undivided joint interest in the main pipeline segment between Midland and Houston. The Wink to Webster pipeline’s main segment began interim service operation in the fourth quarter of 2020, and the joint venture is expected to begin full commercial operations in the first quarter of 2022. Upon completion, this pipeline, which we refer to as the Wink to Webster pipeline, will be capable of transporting approximately 1,500,000 Bbl/d.

Investment in crude oil gathering system

We own a 60% equity interest in OMOG JV LLC, a joint venture that owns Reliance Gathering, LLC, which owns and operates an in-basin crude oil gathering and transportation system in the Northern Midland Basin underpinned by long-term transportation agreements. The crude oil gathering and transportation system includes approximately 245 miles of crude oil gathering and regional transportation pipelines and approximately 200,000 barrels of crude oil storage in Midland, Martin, Andrews and Ector Counties, Texas. We refer to this joint venture as the OMOG joint venture. Over 150,000 gross acres in the Northern Midland Basin are dedicated to the system under long-term, fixed-fee agreements, some of which benefit from minimum volume commitments.

Investment in gas gathering and processing system

We own a 25% equity interest in the WTG joint venture, which owns a majority interest in WTG Midstream. WTG Midstream has assets primarily consisting of an interconnected gas gathering system and six major gas processing plants servicing the Midland Basin with 925 MMcf/d of total processing capacity with additional gas gathering and processing expansions planned.

Our Relationship with Diamondback

    As of December 31, 2021, our General Partner had a 100% general partner interest in us, and Diamondback owned no common units and beneficially owned all of our 107,815,152 outstanding Class B units, representing approximately 74% of our total units outstanding. Diamondback also owns and controls our General Partner.

We believe Diamondback views our assets as an integral part of its strategy of remaining a premier, low-cost Permian operator. The fundamental role we play in Diamondback’s operational success allows us to capitalize on Diamondback’s expected Permian production and strong track record of accretive acquisitions. We plan to build our midstream infrastructure in concert with and in advance of Diamondback’s expected production in order to allow Diamondback the operational flexibility to execute on its development plan. We believe that Diamondback will continue to be a low cost producer as a result of its management expertise, premier asset base with a deep inventory of economic potential horizontal drilling locations, well capitalized balance sheet and operational execution track record. As such, we expect Diamondback’s consistent requirements for our midstream services, along with Rattler’s declining capital needs, will drive free cash flow growth in the future. Our anticipated capital expenditures are mainly associated with building out infield gathering and capacity and contributions to equity method joint ventures, which are expected to be minimal going forward as the majority of projects are at or near their full length and capacity. Our visibility into Diamondback’s drilling and production plans will allow us to utilize a synchronized midstream development plan that optimizes capital spending and free cash flow generation.

Business Strategies

Our primary objective is to increase unitholder value by executing the following business strategies:

•Serve as a significant provider of midstream services for Diamondback. Pursuant to the Acreage Dedications, we will continue to provide sourced water handling and gathering, produced water handling and disposal and crude oil transportation and gathering services for Diamondback until 2034, and extended thereafter on a yearly basis unless terminated by a party. We expect that Diamondback’s development of its core areas, and therefore its need for midstream services, will continue on the Acreage Dedications and we intend to utilize this relationship with Diamondback to drive free cash flow. Significant past investment in building or acquiring our midstream assets will allow us to support Diamondback’s expected production volumes, even as our expected operating capital expenditures decline.

•Focus on cash flow generation to fund our capital plan, support our distribution policy and maximize unitholder returns. Our operations are underpinned by high-margin, stable cash flow as a result of our long-term, fixed-fee contracts with Diamondback. In addition, other than our equity commitments in connection with our joint ventures, all of which are at or near their full length and capacity and should have minimal capital contributions going forward, we expect to have low future operating capital expenditure requirements, which will allow us to generate free cash flow and make distribution payments to our common unitholders while limiting our reliance on the capital markets. A core component of our strategy is to maximize free cash flow while maintaining a conservative debt to equity ratio.

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

Competitive Strengths

We have a number of competitive strengths that we believe will help us successfully execute our business strategies, including:

•Fundamental, strategic relationship with Diamondback. We believe our assets are integral to Diamondback’s strategy and we believe the fundamental role we play in Diamondback’s operational success allows us to capitalize on Diamondback’s expected Permian production. We plan to build our midstream infrastructure in concert with and in advance of Diamondback’s expected production in order to allow Diamondback the operational flexibility to execute on its development plan. Our visibility into Diamondback’s drilling and production plans allows us to utilize a synchronized midstream development plan that optimizes capital spending and free cash flow generation.

•Experienced management team with an extensive track record of value creation. The management team of our General Partner consists of executives from Diamondback and we believe their significant experience, successful track record and discipline in deploying capital at Diamondback distinguishes us from our peers and helps us deliver attractive unitholder returns.

•Asset base located in the core of the Permian with highly visible underlying production. Our asset base is located in what we believe is the core of the Midland and Delaware Basins of the Permian and overlays Diamondback’s core development areas. These areas are characterized by high return single well economics that we believe are among the best in the Lower 48 and have a deep inventory of economic horizontal drilling locations. The close proximity of our assets to other leading exploration and production operators provide additional opportunities to execute third party contracts for midstream services.

•Structural and strategic alignment with unitholders. We are focused on creating differentiated unitholder value and providing strong return on and return of capital to unitholders. Through its ownership of Class B and common units in us and its ownership of membership interests in the Operating Company, Diamondback directly benefits if we grow free cash flow and distributions. We do not have incentive distribution rights or subordinated units, which we believe better aligns the interests of our unitholders with those of Diamondback. Additionally, we are structured as a partnership that elected to be treated as a corporation for tax purposes, which we believe increases stability and creates a more liquid trading market for our common units, given our access to a potentially broader unitholder base. We believe the preceding is a differentiator in the public midstream sector and provides the optimal platform to pursue a balanced plan for value creation that benefits all unitholders equally.

•High-margin business that generates significant, predictable free cash flow. Our revenue is generated as a result of our fee-based commercial agreements with Diamondback, which are based upon the prevailing market rates at the time of execution with annual escalators (subject to potential adjustment by regulators). We believe such agreements provide exposure to Diamondback’s production with no direct commodity price exposure, thus enhancing the predictability of free cash flow and our performance. We believe the current capacity of our assets should result in minimal incremental operating capital expenditures to meet Diamondback’s anticipated production volumes, and will result in significant long-term free cash flow generation that supports a self-funding model for our core business and the return of capital to unitholders through a distribution.

•Financial flexibility and conservative capital structure. We have a conservative capital structure that we believe provides us with the financial flexibility to execute our business strategies. As of December 31, 2021, we had $425 million of liquidity, including $405 million of available borrowings under our credit agreement, and a debt to equity ratio of approximately 0.7 to 1.0. We believe that our significant liquidity and strong capital structure allows us to execute our strategy while limiting our reliance on the capital markets.

Competition

If and when we expand our crude oil and water-related midstream services to third party producers, we will face a high level of competition, including major integrated crude oil and natural gas companies and interstate and intrastate pipelines. Competition is often the greatest in geographic areas experiencing robust drilling by producers and during periods of high commodity prices for crude oil, natural gas or NGLs.

Within the Acreage Dedications, we do not compete with other midstream companies to provide Diamondback with midstream services. However, for certain midstream services within the Acreage Dedications, Diamondback may continue to use third party service providers until the expiration or termination of certain pre-existing dedications.

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
•limiting or prohibiting construction, expansion, modification and operational activities based on National Ambient Air Quality Standards, or NAAQS, and in sensitive areas, such as wetlands, coastal regions, seismically sensitive areas, or areas inhabited by endangered species;
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

Air Emissions

The federal Clean Air Act, or the CAA, as amended, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. Our operations are subject to the CAA, and comparable state and local requirements. We may be required to incur certain capital expenditures for air pollution control equipment in connection with maintaining or obtaining preconstruction and operating permits and approvals. For example, on August 16, 2012, the EPA published final regulations under the CAA that establish new emission controls for oil and natural gas production and processing operations. See “—Climate Change” below. Also, on June 3, 2016, the EPA published a final rule regarding the criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. These laws and regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

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

Furthermore, on June 3, 2016, the EPA amended its New Source Performance standards to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, on August 13, 2020, in response to an executive order by former President Trump to review and revise unduly burdensome regulations, the EPA amended the New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. On June 30, 2021, President Biden signed into law a joint resolution of Congress disapproving the 2020 amendments (with the exception of some technical changes) thereby reinstating the 2016 New Source Performance standards. The EPA expects owners and operators of regulated sources to take “immediate steps” to comply with these standards. Additionally, on November 15, 2021, the EPA published a proposed rule that would expand and strengthen emission reduction requirements for both new and existing sources in the oil and natural gas industry by requiring increased monitoring of fugitive emissions, imposing new requirements for pneumatic controllers and tank batteries, and prohibiting venting of natural gas in certain situations. These new standards, to the extent implemented, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions.

At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Paris Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Although the United States withdrew from the Paris Agreement, effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, which took effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its GHG emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce GHG emissions, including reducing global methane emissions by at least 30% by 2030. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international climate commitments.

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

Moreover, climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially hotter or colder than their historical averages. Extreme weather conditions, such as, the severe winter storms in the Permian Basin in February 2021, can interfere with our operations or Diamondback’s exploration and production operations, which in turn could affect demand for our services. Damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

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

Water Discharges

The Federal Water Pollution Control Act of 1972, as amended, also referred to as the “Clean Water Act,” or the CWA, and analogous state laws impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other oil and natural gas wastes, into navigable waters of the United States, as well as state waters. Pursuant to the CWA and analogous state laws, the discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit.

The scope of waters regulated under the CWA has fluctuated in recent years. On June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or the Corps, jointly promulgated final rules redefining the scope of waters protected under the CWA. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules, and then on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rule, which significantly reduced the waters subject to federal regulation under the CWA. On August 30, 2021, a federal court struck down the replacement rule and, on December 7, 2021, the EPA and the Corps published a proposed rule that would put back into place the pre-2015 definition of “waters of the United States,” updated to reflect Supreme Court decisions, while the agencies continue to consult with stakeholders on future regulatory actions. As a result of such recent developments, substantial uncertainty exists regarding the scope of waters protected under the CWA. To the extent the rules expand the range of properties subject to the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas

Spill prevention, control and countermeasure plan, or SPCC, requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In some instances, we may also be required to develop a Facility Response Plan that demonstrates our facility’s preparedness to respond to a worst case crude oil discharge. The CWA imposes substantial potential civil and criminal penalties for non-compliance.

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

Hydraulic Fracturing

We do not conduct hydraulic fracturing operations, but substantially all of Diamondback’s crude oil and natural gas production on the Acreage Dedications are developed from unconventional sources that require hydraulic fracturing as part of the completion process. The majority of our sourced water services business is related to the storage and transportation of water for use in hydraulic fracturing. Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal, state and local jurisdictions have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. Additionally, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices, which could spur initiatives to further regulate hydraulic fracturing. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of crude oil and natural gas that move through our gathering systems and decrease demand for our water services, which in turn could materially adversely impact our revenues.

We dispose of large volumes of produced water, gathered from Diamondback and other customers in connection with their respective drilling and producing operations, and inject it into wells pursuant to permits issued to us by governmental authorities overseeing such activities. While these permits are issued pursuant to the Safe Drinking Water Act and other implementing laws and regulations, the legal requirements are subject to change, which could result in imposition of more stringent operating constraints or new monitoring and reporting requirements. Regulators in some states have sought additional requirements to assess the relationship between seismicity and the use of disposal wells. For example, the RRC has recently imposed standards for operators of disposal wells to assess risk in seismically active areas. Additionally, the RRC can impose increased frequency of injection data to the state, inclusive of daily rate and pressure. Utilizing the permit required for risk assessment and increased data density, if the applicant of a disposal well cannot demonstrate that the produced water or other fluids are confined to the disposal zone or are likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend, or terminate the permit application or existing permit for such well. The RRC has used this authority to deny permits and temporarily suspend operations for disposal wells, and in September 2021, the RRC curtailed the amount of water companies are permitted to inject into some wells near Midland and Odessa in the Permian Basin. Since this action, the RRC has indefinitely suspended some permits and identified other areas of increased seismic risk with associated imposition of permit modification. These restrictions on disposal of produced water could result in increased operating costs through alternative water handling strategies, not limited to, trucking water to low risk areas, recycling of produced water, or pumping it through a pipeline network to low risk areas.

Endangered Species

The federal Endangered Species Act, or ESA, and analogous state laws restrict activities that may affect listed endangered or threatened species or their habitats. If endangered species are located in areas where we operate, our operations or any work performed related to them could be prohibited or delayed or expensive mitigation may be required. While some of our operations may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in compliance with the ESA. However, the designation of previously unprotected species, such as the dunes sagebrush lizard, in areas where we operate as threatened or endangered could result in the imposition of restrictions on our operations and consequently have a material adverse effect on our business.

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

The Pipeline Safety and Job Creation Act, enacted in 2011, and the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016, also known as the PIPES Act, enacted in 2016, amended the HLPSA and NGPSA and increased safety regulation. The Pipeline Safety and Job Creation Act doubles the maximum administrative fines for safety violations from $100,000 to $200,000 for a single violation and from $1.0 million to $2.0 million for a related series of violations (now increased for inflation to $225,134 and $2,251,334, respectively), and provides that these maximum penalty caps do not apply to civil enforcement actions, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. The PIPES Act ensures that the PHMSA completes the Pipeline Safety and Job Creation Act requirements; reforms PHMSA to be a more dynamic, data-driven regulator; and closes gaps in federal standards.

PHMSA has undertaken rulemakings to address many areas of this legislation. For example, on October 1, 2019, PHMSA published final rules to expand its integrity management requirements and impose new pressure testing requirements on regulated pipelines, including certain segments outside High Consequence Areas. The rules, once effective, also extend reporting requirements to certain previously unregulated hazardous liquid gravity and rural gathering lines. Also, on November 15, 2021, PHMSA published a final rule extending reporting requirements to all onshore gas gathering operators and establishing a set of minimum safety requirements for certain gas gathering pipelines with large diameters and high operating pressures. Additional rulemakings are anticipated, including rulemakings to adjust repair criteria for gas transmission lines, to require inspection of gas pipelines following extreme events, and to strengthen integrity management assessment requirements. Also, on June 7, 2021, PHMSA issued an advisory bulletin reminding pipeline owners and operators that, pursuant to legislation signed into law in December 2020, they must take several steps to eliminate hazardous leaks and minimize releases of natural gas by December 27, 2021. These requirements could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position. In addition, any material penalties or fines issued to us under these or other statutes, rules, regulations or orders could have an adverse impact on our business, financial condition, results of operation and cash flow.

States are largely preempted by federal law from regulating pipeline safety but may assume responsibility for enforcing intrastate pipeline regulations at least as stringent as the federal standards, and many states have undertaken responsibility to enforce the federal standards. The RRC is the agency vested with intrastate natural gas pipeline regulatory and enforcement authority in Texas. The Commission’s regulations adopt by reference the minimum federal safety standards for the transportation of natural gas. In addition, on December 17, 2019, the Commission adopted rules requiring that operators of gathering lines take “appropriate” actions to fix safety hazards. We do not anticipate any significant problems in complying with applicable federal and state laws and regulations in Texas. Our gathering pipelines have ongoing inspection and compliance programs designed to keep the facilities in compliance with pipeline safety and pollution control requirements.

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

The Energy Policy Act of 2005, or EPAct 2005, amended the NGA to add an anti-market manipulation provision. Pursuant to FERC’s rules promulgated under EPAct 2005, it is unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to FERC jurisdiction: (1) to use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit a material fact; or (3) to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 provided FERC with substantial enforcement authority, including the power to assess civil penalties of up to $1.0 million per day per violation, now increased for inflation to more than $1.3 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Failure to comply with the NGA, EPAct 2005 and the other federal laws and regulations governing our business can result in the imposition of administrative, civil and criminal remedies.

Texas regulation of gathering facilities includes various safety, environmental and ratable take requirements. Our gathering operations are subject to regulation by the RRC. Texas’s Natural Resources Code, or TNRC, provides that each person purchasing or taking for transportation crude oil or natural gas from any owner or producer shall purchase or take ratably, without discrimination in favor of any owner or producer over any other owner or producer in the same common source of supply offering to sell his crude oil or natural gas produced therefrom to such person. This statute has the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to transport natural gas.

The RRC’s regulations require operators of natural gas gathering lines to file several forms and provide financial assurance, and they also impose certain requirements on gathering system waste. Moreover, the RRC retains authority to regulate the installation, reclamation, operations, maintenance, and repair of gathering systems should the RRC choose to do so. Should the RRC exercise this authority, the consequences for us will depend upon the extent to which the authority is exercised. We cannot predict what effect, if any, the exercise of such authority might have on our operations.

Our natural gas gathering facilities are not subject to rate regulation or open access requirements by the RRC. However, the RRC requires us to register as pipeline operators, pay assessment and registration fees, undergo inspections and report annually on the miles of pipeline we operate.

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

Crude Oil Pipeline Regulation

Pipelines that transport crude oil in interstate commerce are subject to regulation by FERC pursuant to the Interstate Commerce Act, or ICA, the Energy Policy Act of 1992, and related rules and orders. The ICA requires, among other things, that tariff rates for common carrier crude oil pipelines be “just and reasonable” and not unduly discriminatory or preferential, and that such rates and terms and conditions of service be filed with FERC. The ICA permits interested persons to challenge proposed new or changed rates. FERC is authorized to suspend the effectiveness of such rates for up to seven months, though rates are typically suspended only for a nominal period and allowed to become effective, subject to refund and investigation. If, after investigation, FERC finds that the new or changed rate is unlawful, it may require the carrier to pay refunds for the period that the unlawful rate was in effect. FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively at the conclusion of the investigation. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to 2 years prior to the filing of a complaint. The rates charged for crude oil pipeline services are generally based on a FERC-approved indexing methodology, which allows a pipeline to charge rates up to a prescribed ceiling that changes annually based on the year-to-year change in the Producer Price Index for Finished Goods (PPI-FG). A rate increase within the indexed rate ceiling is presumed to be just and reasonable unless a protesting party can demonstrate that the rate increase is substantially in excess of the pipeline’s actual operating and maintenance costs, depreciation and a reasonable return on investment. The FERC reviews the index level every five years. The current index level is the PPI-FG, plus 0.78 percent, which is in effect until June 30, 2026. As an alternative to this indexing methodology, pipelines may also choose to support changes in their rates based on a cost-of-service methodology, by obtaining advance approval to charge “market-based rates,” or by charging “settlement rates” agreed to by all affected shippers.

We have a FERC tariff on file to gather crude oil in interstate commerce and a RRC tariff on file to gather crude oil in intrastate commerce.

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

Employees

Neither we, the Holding Company, the Operating Company nor our General Partner has any employees. We rely solely on Diamondback to operate our assets and perform other management, administrative and operating services for us and our General Partner. All of the individuals that conduct our business, including our executive officers, are employed by Diamondback.

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

Risks Related to Our Business

Our business and operations have been and could continue to be adversely affected by the ongoing COVID-19 pandemic and volatility in the oil and natural gas markets.

After briefly reaching negative levels in April 2020, oil prices recovered during 2021, closing at $85.43 per bbl WTI as of January 18, 2022, spurred by the global economic recovery from the COVID-19 pandemic and producer restraint. Demand for oil and natural gas increased during 2021, as many restrictions on conducting business implemented in response to the COVID-19 pandemic were lifted due to improved treatments and availability of vaccinations in the U.S. and globally. The emergence of the Delta COVID-19 variant in the latter part of 2021 and the subsequent surge of the highly transmissible Omicron variant, however, continue to contribute to economic and pricing volatility and a cautious production outlook for 2022, as industry and market participants evaluate the potential impact of Omicron COVID-19 cases. Further, on January 4, 2022, OPEC and its non-OPEC allies, known collectively as OPEC+, agreed to continue their program (commenced in August 2021) of gradual monthly output increases in February 2022, raising its output target by 400,000 Bbl per day, which move is expected to boost oil supply in response to rising demand. In its report issued on February 10, 2022, OPEC noted its expectation that world oil demand will rise by 4.15 MBbl per day in 2022, as the global economy continues to post a strong recovery from the COVID-19 pandemic. Although this demand outlook is expected to underpin oil prices, already seen at a seven-year high in February 2022, we cannot predict any future volatility in commodity prices or demand for crude oil.

Notwithstanding the return of crude oil demand, Diamondback has announced capital plans to maintain its fourth quarter 2021 production volumes for 2022. Because we derive substantially all of our revenue from our commercial agreements with Diamondback, which do not contain minimum volume commitments, any reductions of Diamondback’s drilling and development plan on our Acreage Dedications could have a direct and adverse impact on Diamondback’s demand for our midstream services and, consequently, our results of operations.

Besides the impact of the ongoing COVID-19 pandemic and actions by OPEC+, other significant factors that are likely to continue to affect commodity prices in future periods include, but are not limited to, the effect of U.S. energy, monetary and trade policies, U.S. and global economic conditions, U.S. and global political and economic developments, including the Biden Administration’s energy and environmental policies and the potential impact of any Russian-Ukrainian conflict on the global energy markets, all of which are beyond our control.

The ongoing COVID-19 pandemic continues to present operational, health, labor, logistics and other challenges, and it is difficult to assess the ultimate impact of the COVID-19 pandemic on our business, financial condition and cash flows.

There are many variables and uncertainties regarding the COVID-19 pandemic, including the emergence, contagiousness and threat of new and different strains of the virus and their severity; the effectiveness of treatments or vaccines against the virus or its new strains; the extent of travel restrictions, business closures and other measures that are or may be imposed in affected areas or countries by governmental authorities; disruptions in the supply chain; an increasingly competitive labor market due to a sustained labor shortage or increased turnover caused by the COVID-19 pandemic; increased logistics costs; additional costs due to remote working arrangements, adherence to social distancing guidelines and other COVID-19-related challenges. Further, there remain increased risks of cyberattacks on information technology systems used in remote working environment; increased privacy-related risks due to processing health-related personal information; absence of workforce due to illness; the impact of the pandemic on any of our contractual counterparties; and other factors that are currently unknown or considered immaterial. It is difficult to assess the ultimate impact of the COVID-19 pandemic on our business, financial condition and cash flows.

We derive substantially all of our revenue from Diamondback. If Diamondback changes its business strategy, alters its current drilling and development plan on the Acreage Dedications, or otherwise significantly reduces the volumes of crude oil, produced water or sourced water with respect to which we perform midstream services, our revenue would decline and our business, financial condition, results of operations, cash flow and ability to make distributions to our common unitholders would be materially and adversely affected.

We derive substantially all of our revenue from our commercial agreements with Diamondback, which do not contain minimum volume commitments, as well as volumes attributable to third-party interest owners that participate in Diamondback’s operated wells and are charged under short-term contracts at market sensitive rates. As a result, we are subject to the operational and business risks of Diamondback, the most significant of which include the following: a reduction in or slowing of Diamondback’s drilling and development plan on the Acreage Dedications; the volatility of crude oil, natural gas and NGL prices; Diamondback’s costs of producing crude oil, natural gas and NGLs; the availability of capital on an economic basis to fund Diamondback’s exploration and development activities, if needed; drilling and operating risks, including potential environmental liabilities and litigation associated with Diamondback’s operations on the Acreage Dedications; downstream processing and transportation capacity constraints and interruptions, including the failure of Diamondback to have sufficient contracted processing or transportation capacity; and adverse effects of increased or changed governmental and environmental regulation or enforcement of existing regulation.

In addition, Diamondback is under no obligation to adopt a business strategy that is favorable to us. Thus, we are subject to the risk that Diamondback could cancel its planned development on the Acreage Dedications, prioritize planned development on acreage outside of the Acreage Dedications, sell any of the Acreage Dedications to a third party whose financial condition could be materially worse than Diamondback’s, breach its commitments with respect to future dedications or otherwise fail to pay or perform, including with respect to our commercial agreements. Any material non-payment or non-performance by Diamondback under our commercial agreements would have a significant adverse impact on our business, financial condition, results of operations and cash flow and could therefore materially adversely affect our ability to make cash distributions to our common unitholders.

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

As of December 31, 2021, we did not have any material customers other than Diamondback. However, we may in the future enter into material commercial contracts with other customers. To the extent we derive substantial income from or commit to capital projects to service new customers, each of the risks indicated above would apply to such arrangements and customers.

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

We may not generate sufficient cash to support or pay any distribution to our common unitholders. Furthermore, our partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. The amount we will be able to distribute on our common units will depend on the amount of cash we receive from the Operating Company, which in turn will principally depend on the amount of cash the Operating Company generates from our operations, which will fluctuate from quarter to quarter based on, among other things: market prices of crude oil, natural gas and NGLs and their effect on Diamondback’s drilling and development plan on the Acreage Dedications and the volumes of hydrocarbons and water that are produced on the Acreage Dedications and for which we provide midstream services; Diamondback’s and our other customers’ ability to fund their drilling and development plan on the Acreage Dedications; downstream processing and transportation capacity constraints and interruptions; the levels of our operating expenses, maintenance expenses and general and administrative expenses; regulatory action affecting the supply of, or demand for, crude oil, natural gas, NGLs and water; regulatory action affecting our operating costs and the rates we can charge for our midstream services, including the rates that EPIC, Gray Oak, Wink to Webster, BANGL, WTG Midstream and OMOG can charge for their transportation, gathering, processing and terminal services, as applicable; prevailing economic conditions; and adverse weather conditions.

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

The board of directors of our General Partner may change our cash distribution policy at any time at its discretion and could elect not to pay distributions on our common units for one or more quarters. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our common unitholders. The amount of distributions we make, if any, and the decision to make any distribution at all will be determined by the board of directors of our General Partner, whose interests may differ from those of our common unitholders. Our General Partner has limited duties to our common unitholders, which may permit it to favor its own interests or the interests of Diamondback to the detriment of our common unitholders. For information regarding our distribution policy and the recent modifications, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

We own interests in certain pipeline projects and other joint ventures, and we may in the future enter into additional joint ventures, and our control of such entities is limited by provisions of the limited partnership and limited liability company agreements of such entities and by our percentage ownership in such entities.

We have ownership interests in several joint ventures, including the EPIC, Gray Oak, Wink to Webster, BANGL, WTG and OMOG joint ventures, and we may enter into other joint venture arrangements in the future. While we own equity interests and have certain voting rights with respect to our joint ventures, we do not act as operator of or control our joint ventures (including our 60% interest in the OMOG joint venture), each of which is operated by another joint venture partner. We have limited ability to influence the business decisions of these entities, and it may therefore be difficult or impossible for us to cause the joint venture to take actions that we believe would be in our or the relevant joint venture’s best interests. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing us to fund operating and/or capital expenditures, the timing and amount of which we may not control, and which could adversely affect our ability to make distributions to our common unitholders. In addition, our joint venture partners may not satisfy their financial obligations to the joint venture and may have economic, business or legal interests or goals that are inconsistent with ours, or those of the joint venture.

Certain of these joint ventures have incurred substantial debt and servicing such debt or complying with debt covenants may limit the ability of the joint ventures to make distributions to us and the other joint venture partners. These joint ventures also have internal control environments independent of our oversight and review. If our joint venture partners have control deficiencies in their accounting or financial reporting environments, it may result in inaccuracies in the reporting for our percentage of the financial results for the joint venture, which may result in material misstatements in our reported consolidated financial results that could result in the need to restate and reissue previously issued consolidated financials filed with the SEC.

We are also unable to control the amount of cash we receive from the operation of these entities, which affects our ability to make distributions to our common unitholders. Joint venture arrangements may also restrict our operational and organizational flexibility and our ability to manage risk, which could have a material and adverse effect on our business, cash flow and results of operations.

Any impairment of our long -lived assets or equity method investments will reduce our earnings and could negatively impact the value of our common units.

Consistent with GAAP, we evaluate our long-lived assets and equity method investments whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For our equity method investments, the impairment test requires us to consider whether the fair value of the investment, not just that of the underlying net assets, has declined and whether that decline is other than temporary. If we determine that an other than temporary impairment is indicated, we are required to record a non-cash charge to earnings with a corresponding reduction in the carrying value of the investment.

The risk of future impairments related to our long-lived assets or equity method investments will continue to exist. If underlying business assumptions change, there can be no assurance that a future impairment charge will not be made with respect to our remaining balances of our equity method investments and long-lived assets. This could have a negative impact on our common unit price. For further discussion of the impairment of long-lived assets and equity method investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Equity Method Investments” and “Note 6—Property, Plant and Equipment” in the notes to the consolidated financial statements included elsewhere in this Annual Report.

Acreage Dedications may be lost as a result of title defects in the properties in which Diamondback invests.

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
The majority of the land on which our midstream systems have been constructed is owned by third parties or held by surface use agreements, rights-of-way, surface leases or other easement rights, which may limit or restrict our rights or access to or use of the surface estates. Accommodating these competing rights of the surface owners may adversely affect our operations. In addition, we are subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way, surface leases or other easement rights or if such usage rights lapse or terminate. We may obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew rights-of-way, surface leases or other easement rights or otherwise, could have a material adverse effect on our business, financial condition, results of operations, cash flow and ability to make cash distributions.

Our midstream assets are currently located exclusively in the Permian Basin in Texas, making us vulnerable to risks associated with operating in a single geographic area.

Our midstream assets are currently located exclusively in the Permian Basin in Texas. As a result of this concentration, we are disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, market limitations, water shortages or restrictions, drought related conditions or other weather-related conditions, such as the severe winter storms in the Permian Basin in February 2021, or interruption of the processing or transportation of crude oil and water. If any of these factors were to impact the Permian Basin more than other producing regions, our business, financial condition, results of operations and ability to make cash distributions could be adversely affected relative to other midstream companies that have a more geographically diversified asset portfolio.

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

The construction of additions or modifications to our existing systems and the expansion into new production areas to service Diamondback involve numerous regulatory, environmental, political, contractual, legal and economic uncertainties beyond our control. For instance, we may not be able to construct in certain locations due to setback requirements, expand certain facilities that are deemed to be part of a single source or aggregate crude oil and natural gas production facility emissions according to permitting requirements. As a result, we may not be able to complete such projects on schedule, at the budgeted cost or at all. Similarly, if we build additional gathering assets, the construction may occur over an extended period of time or occur in an area where anticipated growth does not materialize. In either case, we may not receive any material increases in revenues or achieve our expected investment return. Further the construction of additions to our existing assets may require us to obtain new rights-of-way, surface use agreements or other real estate agreements prior to constructing new pipelines or facilities. We may be unable to timely obtain such rights-of-way to connect new crude oil and water sources to our existing infrastructure, obtain them in a cost-efficient manner or capitalize on other attractive expansion opportunities.

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
•The rates charged for gathering service over our regulated crude oil assets are subject to review and reporting by FERC and the RRC, which could adversely affect our revenues;
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
•Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the crude oil that we gather while potential physical effects of climate change could disrupt Diamondback’s and our other customers’ production and cause us to incur significant costs in preparing for or responding to those effects; and
•Certain plant or animal species are or could be designated as endangered or threatened, which could have a material impact on our and Diamondback’s operations.

Proposals and proceedings that affect the midstream industry are regularly considered by Congress, as well as by state legislatures and federal and state regulatory commissions, agencies and courts. We cannot predict when or whether any such proposals or proceedings may become effective or the magnitude of the impact changes in laws and regulations may have on our business. However, additions to the regulatory burden on our industry can increase our cost of doing business and adversely impact our business, financial condition, results of operations and cash available for distributions. See “Items 1 and 2. Business and Properties-Regulation” included elsewhere in this Annual Report for a description of certain laws and regulations that affect or could affect our operations.

Changes in environmental laws could increase our or our operators’ costs and adversely impact our business, financial condition and cash flows.

President Biden has indicated that he is supportive of, and has issued executive orders promoting various programs and initiatives designed to, among other things, curtail climate change, control the release of methane from new and existing oil and natural gas operations, and decarbonize electric generation and the transportation sector. It remains unclear what additional actions President Biden will take and what support he will have for any potential legislative changes from Congress. Further, it is uncertain to what extent any new environmental laws or regulations, or any repeal of existing environmental laws or regulations, may affect our or our operators’ business. However, such actions could significantly increase our operators’ costs or impair their ability to explore and develop other projects, which could adversely impact our business, financial condition and cash flows.

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our ability to make cash distributions and, accordingly, the market price for our common units.

Our operations are subject to all of the hazards inherent in the gathering of crude oil and produced water and the delivery and storage of sourced water, including: damage to pipelines, centralized gathering facilities, pump stations, related equipment and surrounding properties caused by design, installation, construction materials or operational flaws, natural disasters, acts of terrorism or acts of third parties; leaks of crude oil or NGLs or losses of crude oil or NGLs as a result of the malfunction of, or other disruptions associated with, equipment or facilities; fires, ruptures and explosions; and other hazards that could also result in personal injury and loss of life, pollution and suspension of operations. Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for; injury or loss of life; damage to and destruction of property, natural resources and equipment; pollution and other environmental damage; regulatory investigations and penalties; suspension of our operations; and repair and remediation costs.

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

Our gathering and other midstream services require special equipment and laborers who are skilled in multiple disciplines, such as equipment operators, mechanics and engineers, among others. If we experience shortages of necessary equipment or skilled labor in the future, our labor and equipment costs could increase and our business and results of operations could be materially and adversely affected.

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

Neither we, the Holding Company, the Operating Company nor our General Partner has any employees, and we rely solely on Diamondback to operate our assets and perform other management, administrative and operating services for us and our General Partner. Because Diamondback provides services to us that are similar to those performed for itself and its affiliates, Diamondback may not have sufficient human, technical and other resources to provide those services at a level it would otherwise provide to us if it were solely focused on our business and operations. Diamondback may make internal decisions on how to allocate its available resources and expertise that may not always be in our best interest compared to Diamondback’s interests. There is no requirement that Diamondback favor us over itself or others in providing its services. If the employees of Diamondback and their affiliates do not devote sufficient attention to the management and operation of our business, our financial results may suffer and our ability to make distributions to our common unitholders may be reduced.

In the future we may face increased obligations relating to the closing of our produced water facilities and may be required to provide an increased level of financial assurance to guaranty the appropriate closure activities occur for a produced water facility.
Obtaining a permit to own or operate produced water facilities generally requires us to establish performance bonds, letters of credit or other forms of financial assurance to address clean-up and closure obligations. As we acquire additional produced water facilities or expand our existing produced water facilities, these obligations will increase. Additionally, in the future, regulatory agencies may require us to increase the amount of our closure bonds at existing produced water facilities. We have accrued approximately $17.0 million on our balance sheet related to our future closure obligations of our produced water facilities and oil gathering systems as of December 31, 2021. However, actual costs could exceed our current expectations, as a result of, among other things, federal, state or local government regulatory action, increased costs charged by service providers that assist in closing produced water facilities and additional environmental remediation requirements. The obligation to satisfy increased regulatory requirements associated with our produced water facilities could result in an increase of our operating costs and affect our ability to make distributions to our common unitholders.

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

A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for crude oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Crude oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

A cyber incident could result in information theft, data corruption, operational disruption and/or financial loss.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct day-to-day operations including certain midstream activities. We depend on digital technology, including information systems and related infrastructure as well as cloud applications and services, to manage gathering and transportation systems, process and record financial and operating data and to communicate with the employees of Diamondback and our business service providers. The technologies needed to conduct midstream activities make certain information the target of theft or misappropriation. As dependence on digital technologies has increased, cyber incidents, including deliberate attacks or unintentional events, also has increased. A cyber incident involving our information systems and related infrastructure, or that of our business service providers, could disrupt our business plans and negatively impact our operations. Our implementation of various controls and processes, including globally incorporating a risk-based cyber security framework, to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure is costly and labor intensive. Moreover, there can be no assurance that such measures will be sufficient to prevent security breaches from occurring. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. We maintain specialized insurance for possible liability resulting from a cyberattack on our assets, however, we cannot assure you that the insurance coverage will be adequate to cover claims that may arise, or that we will be able to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

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

The terms of the Operating Company’s credit agreement provide for interest at a per annum rate that is based on the prime rate or LIBOR, in each case plus an applicable margin. LIBOR tends to fluctuate based on multiple facts, including general short-term interest rates, rates set by the U.S. Federal Reserve, which has indicated plans for multiple rate increases in 2022, and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest. If interest rates increase, our results of operations, cash flow and financial condition and, as a result, our ability to make cash distributions to our common unitholders, could be materially adversely affected by significant increases in interest rates.

On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR), which we refer to as the FCA, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the ICE Benchmark Administration, which administers LIBOR, and the FCA announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative immediately after 2021, for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar LIBOR settings, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR settings. In light of these announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase-out could cause LIBOR to perform differently than in the past or cease to exist. Our current credit agreement provides for any changes away from LIBOR to a successor rate to be based on prevailing or equivalent standards, however, changes in the method of calculating LIBOR, or the discontinuation, reform, or replacement of LIBOR or any other benchmark rates may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flow and liquidity.

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

Our General Partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units and Class B units, taken together and such right may be exercised at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of our common units, our General Partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (i) the average of the daily closing price of our common units over the 20 consecutive trading days preceding the date three days before notice of exercise of the call right is first mailed and (ii) the highest per-unit price paid by our General Partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our General Partner from causing us to issue additional common units and then exercising its call right. If our General Partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act and our common units will no longer be listed or traded on the Nasdaq Global Select Market. As of February 18, 2022, Diamondback owned all of our 107,815,152 outstanding Class B units, together with the same number of Operating Company units, which are exchangeable from time to time, at Diamondback’s discretion, for common units. Such units represent approximately 74% of our total units outstanding.

Holders of our common units have limited voting rights and are not entitled to elect our General Partner or its directors, or remove our General Partner without its consent, even if they are dissatisfied.

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

If our common unitholders are dissatisfied with the performance of our General Partner, they have limited ability to remove our General Partner. The vote of the holders of at least 66 2/3% of all outstanding units, including any units owned by our General Partner and its affiliates, voting as a single class, is required to remove our General Partner. In addition, any vote to remove our General Partner must provide for the election of a successor general partner by the holders of a majority of the outstanding units, voting together as a single class. As of December 31, 2021, Diamondback owned all of our 107,815,152 outstanding Class B units representing 74% of our total units outstanding. This gives Diamondback the ability to prevent the removal of our General Partner.

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

Our partnership agreement does not limit our ability to issue units ranking senior to the common units.

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

Sales by holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have provided certain registration rights to Diamondback. Pursuant to these registration rights, we have agreed to register, under the Securities Act, all of the common units owned by Diamondback and its assignees for resale (including common units issuable in exchange for Class B units and our Operating Company units). Under our partnership agreement, our General Partner and its affiliates also have registration rights relating to the offer and sale of any common units that they hold.

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

We are a Delaware limited partnership and have elected to be treated as a corporation for U.S. federal income tax purposes. As a result, we are subject to tax as a corporation at the corporate tax rate. While we expect to generate net operating losses or utilize net operating losses to offset a portion of our taxable income over the next several years, there is no guarantee that we will not have any taxable income as a result of our equity interests in the Operating Company. Because an entity-level tax is imposed on us due to our status as a corporation for U.S. federal income tax purposes, our distributable cash flow may be substantially reduced by our tax liabilities.
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

Future U.S. tax legislation may adversely affect our business, financial condition, results of operations, and cash flow.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 3.     LEGAL PROCEEDINGS

Due to the nature of our business, we may be, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. See “Note 15—Commitments and Contingencies” included in the notes to the consolidated financial statements included elsewhere in this Annual Report.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Listing and Holders of Record

Our common units are listed on the Nasdaq Global Select Market under the symbol “RTLR”. There were two holders of record of our common units on February 18, 2022.

Cash Distribution Policy

The board of directors of our General Partner sets and administers the cash distribution policies for the Partnership and the Operating Company. Cash distributions paid by the Operating Company to Diamondback and the Partnership as the beneficial owners of the Operating Company’s common units are determined by the board of directors of our General Partner on a quarterly basis. The board of directors of our General Partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay distributions to our common unitholders on a quarterly or other basis.

Repurchases of Equity Securities
Our common unit repurchase activity for the three months ended December 31, 2021 was as follows:

Period	Total Number of Units Purchased	Average Price Paid Per Unit (1)	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan (2)
	($ in thousands, except per unit amounts)
October 1, 2021 - October 31, 2021	156,480	$11.92	156,480	$104,768
November 1, 2021 - November 30, 2021	676,797	$11.14	676,797	$97,229
December 1, 2021 - December 31, 2021	872,200	$10.96	872,200	$87,668
Total	1,705,477	$11.12	1,705,477
(1)The average price paid per common unit includes commissions paid to repurchase common units.
(2)In October 2020, the board of directors of our General Partner approved an initial common unit repurchase program to acquire up to $100.0 million of our outstanding common units through December 31, 2021. In October 2021, the repurchase program authorization was increased to $150.0 million and the program was extended indefinitely. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of our General Partner at any time.

Recent Sales of Unregistered Securities
None.

ITEM 6.    [RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto presented in this Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Annual Report.

Overview

We are a Delaware limited partnership formed by Diamondback to own, operate, develop and acquire midstream and energy-related infrastructure assets in the Midland and Delaware Basins of the Permian Basin, one of the most prolific oil producing areas in the world. Our assets and operations are reported in one operating business segment. We have elected to be treated as a corporation for U.S. federal income tax purposes.

We provide crude oil and water-related midstream services (including water sourcing and transportation and produced water gathering and disposal) to Diamondback under long-term, fixed-fee contracts. As of December 31, 2021, our midstream infrastructure assets include 866 miles of pipeline across the Midland and Delaware Basins with approximately 305,000 Bbl/d of crude oil gathering capacity, 3.5 MMBbl/d of produced water disposal capacity and 664,000 Bbl/d of sourced water gathering capacity. In addition to our midstream infrastructure assets, we own equity interests in three long-haul crude oil pipelines and one NGL pipeline that run from the Permian to the Texas Gulf Coast, and also own equity interests in third-party operated gathering systems and processing facilities supported by dedications from Diamondback. We are critical to Diamondback’s growth plans because we provide a long-term midstream solution to its increasing crude oil and water-related services needs through our robust infield gathering systems and produced water disposal capabilities.

As of December 31, 2021, our General Partner held a 100% general partner interest in us, Diamondback held no common units and beneficially owned all of our 107,815,152 outstanding Class B units, representing approximately 74% of our total units outstanding. Diamondback also owns and controls our General Partner.

On December 22, 2021, we completed the Reorganization, which included the Contribution of 100% of the limited liability company interests we held in the Operating Company to the Holding Company. As a result of the Contribution, the Holding Company was admitted as a member of the Operating Company, and replaced the Partnership as the managing member of the Operating Company.

As of December 31, 2021, the Holding Company owned a 26% membership interest and 100% of the sole managing membership interest in the Operating Company, and Diamondback owned, through its ownership of the Operating Company units, a 74% economic, non-voting interest in the Operating Company. As required by GAAP, we consolidate 100% of the assets and operations of the Holding Company and the Operating Company in our financial statements and reflect a non-controlling interest.

The following discussion includes a comparison of our results of operations, including changes in our operating income, and liquidity and capital resources for fiscal years 2021 and 2020. A discussion of changes in our results of operations from fiscal year 2019 to fiscal year 2020 has been omitted from this report, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 25, 2021 and incorporated by reference into this Annual Report.

2021 Transactions and Recent Developments

COVID-19 and Effects on Commodity Prices

After briefly reaching negative levels in April 2020, oil prices recovered during 2021, spurred by the global economic recovery from the COVID-19 pandemic and producer restraint. Demand for oil and natural gas increased during 2021, as many restrictions on conducting business, implemented in response to the COVID-19 pandemic, have been lifted due to improved treatments and availability of vaccinations in the U.S. and globally. However, the emergence of the COVID-19 Delta variant in the latter part of 2021 and the subsequent surge of the highly transmissible Omicron variant continued to contribute to the economic and pricing volatility and cautious oil and natural gas production outlook for 2022, as industry and market participants evaluate the potential impact of Omicron variant cases. Further, on January 4, 2022, OPEC+ agreed to continue their program (commenced in August 2021) of gradual monthly output increases in February 2022, raising its output target by 400,000 Bbl per day, which move is expected to further boost oil supply in response to rising demand. In its report issued on February 10, 2022, OPEC noted its expectation that world oil demand will rise by 4.15 MBbl per day in 2022, as the global economy continues to post a strong recovery from the COVID-19 pandemic. Although this demand outlook is expected to underpin oil prices, already seen at a seven-year high in February 2022, we cannot predict any future volatility in commodity prices or demand for crude oil.

Despite the recovery in commodity prices and rising demand, Diamondback kept its production relatively flat during 2021, using excess cash flow for debt repayment and/or return to its stockholders rather than expanding its drilling program.

We derive substantially all of our revenue from our commercial agreements with Diamondback which do not contain minimum volume commitments. The reduction of Diamondback’s drilling and development plan on the acreage dedicated to us by Diamondback directly and adversely impacts Diamondback’s demand for our midstream services. Reduced demand stemming from the price volatility discussed above has had and may continue to have a detrimental effect on our sourced water business line and our overall operations. Diamondback recently announced its 2022 production target of between 218,000 and 222,000 barrels of oil per day. We cannot predict the extent to which Diamondback’s business would be impacted if conditions in the energy industry were to further deteriorate nor can we estimate the impact such conditions would have on Diamondback’s ability to execute its drilling and development plan on the Acreage Dedications or to perform under our commercial agreements.

During 2021, we reduced operated capital expenditures to less than 25% of 2020 levels and less than 15% of 2019 levels. Combined with the fact that our equity method joint venture build cycle is nearing its end, and changing from a net outflow of capital contributions to a net inflow of cash distributions, we believe that this stabilized volume outlook will present meaningful free cash flow generation in the current commodity price environment.

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

Drop Down Transaction

On December 1, 2021, we acquired certain water midstream assets from Diamondback and certain of its subsidiaries for $160.0 million, including closing adjustments, in cash in a drop down transaction. We funded the transaction with borrowings under the Operating Company’s revolving credit facility. The Drop Down was accounted for as a transaction between entities under common control, with assets recognized at Diamondback’s historical carrying value in the consolidated balance sheet.

The Drop Down assets include nine active saltwater disposal injection wells with 330 MBbl/d of capacity, seven produced water recycling and storage facilities, 20 fresh water pits and approximately 4,000 acres of fee surface. Also included are 55 miles of produced water gathering pipeline and 18 miles of sourced water gathering pipeline.

BANGL Joint Venture Acquisition

On January 19, 2022, we invested approximately $22.2 million in cash to acquire a 10% interest in the BANGL joint venture. The BANGL pipeline, which began full commercial service in the fourth quarter of 2021, provides NGL takeaway capacity from MPLX and WTG gas processing plants in the Permian Basin to the NGL fractionation hub in Sweeny, Texas and has expansion capacity of up to 300,000 Bbl/d.

Divestitures

Amarillo Rattler Divestiture

On April 30, 2021, we and our joint venture partner, Amarillo Midstream, LLC, each sold our respective 50% interests in Amarillo Rattler to EnLink Midstream Operating, LP. Net of transaction expenses and working capital adjustments, we received $23.5 million at closing, which resulted in a gain on sale of equity method investments of $23.0 million. An incremental $5.0 million is payable to us in April 2022, and we could receive up to $7.5 million in total contingent earn-out payments from 2023 to 2025.

Real Estate Divestiture

On June 28, 2021, we closed on the sale of one of our real estate properties located in Midland, Texas for proceeds of $9.1 million, including closing adjustments, which resulted in a loss on disposal of $0.4 million.

Pecos County Gas Gathering Divestiture

On November 1, 2021, we completed the sale of substantially all of our natural gas gathering assets to Brazos Delaware Gas, LLC, an affiliate of Brazos Midstream, for aggregate total gross potential consideration of $93.0 million, consisting of (i) $83.0 million paid at closing, after customary closing adjustments, (ii) a $5.0 million contingent payment due in 2023 if the aggregate actual deliveries of gas volumes into the gas gathering system by and/or on behalf of Diamondback and its affiliates exceed certain specified thresholds during 2022, and (iii) a $5.0 million contingent payment due in 2024 if the aggregate actual deliveries of gas volumes into the gas gathering system by and/or on behalf of Diamondback and its affiliates exceed certain specified thresholds during 2022 and 2023. The contingent payments will be recorded if and when they become realizable.

See Note 4—Acquisitions and Divestitures and Note 16—Subsequent Events included in the notes to the consolidated financial statements included elsewhere in this Annual Report for further discussion of these transactions.

Operational Update

Highlights

The following are our significant operating results for the year ended December 31, 2021, as compared with the year ended December 31, 2020:

•average crude oil gathering volumes were 79,071 Bbl/d, a decrease of 14% year over year;
•average produced water gathering and disposal volumes were 783,259 Bbl/d, a decrease of 5% year over year; and
•average sourced water gathering volumes were 268,259 Bbl/d, an increase of 6% year over year.

Pipeline Infrastructure Assets

The following tables provide information regarding our gathering and transportation system as of December 31, 2021 and utilization for the year ended December 31, 2021:

(Miles)(1)	Delaware Basin	Midland Basin	Permian Total
Crude oil	113	46	159
Produced water	273	310	583
Sourced water	27	97	124
Total	413	453	866

(Capacity/capability)(1)	Delaware Basin	Midland Basin	Permian Total	Utilization
Crude oil gathering (Bbl/d)	240,000	65,000	305,000	27%
Produced water gathering and disposal (Bbl/d)	1,330,000	2,134,000	3,464,000	24%
Sourced water gathering (Bbl/d)	120,000	544,000	664,000	43%
(1)Does not include any assets of our equity method investment joint ventures.

Results of Operations for the Year Ended December 31, 2021 and 2020

The following table sets forth selected historical operating data for the periods indicated:

	Year Ended December 31,
	2021	2020
Operating Results:	(In thousands, except operating data)
Revenues:
Midstream revenues—related party	$356,498	$379,089
Midstream revenues—third party	26,893	31,124
Other revenues—related party	8,909	7,801
Other revenues—third party	4,041	5,891
Total revenues	396,341	423,905
Costs and expenses:
Direct operating expenses	102,925	131,393
Cost of goods sold (exclusive of depreciation and amortization)	43,470	38,370
Real estate operating expenses	2,231	2,361
Depreciation, amortization and accretion	49,196	53,123
Impairment and abandonments	3,371	918
General and administrative expenses	21,611	16,367
(Gain) loss on disposal of assets	4,956	(729)
Total costs and expenses	227,760	241,803
Income (loss) from operations	168,581	182,102
Other income (expense):
Interest income (expense), net	(32,080)	(17,287)
Gain (loss) on sale of equity method investments	23,020	—
Income (loss) from equity method investments	14,779	(9,881)
Total other income (expense), net	5,719	(27,168)
Net income (loss) before income taxes	174,300	154,934
Provision for (benefit from) income taxes	10,530	10,229
Net income (loss)	163,770	144,705
Less: Net income (loss) attributable to non-controlling interest	126,990	110,014
Net income (loss) attributable to Rattler Midstream LP	$36,780	$34,691

Operating Data:
Throughput(1)
Crude oil gathering (Bbl/d)	79,071	92,056
Natural gas gathering (MMBtu/d)	112,130	121,637
Produced water gathering and disposal (Bbl/d)	783,259	821,543
Sourced water gathering (Bbl/d)	268,259	253,907
(1)    Does not include volumes from our equity method investment joint ventures.

Comparison of the Years Ended December 31, 2021 and 2020

Revenues

Total revenues decreased by $27.6 million to $396.3 million in 2021 compared to $423.9 million in 2020, primarily due to declines in revenue from (i) produced water gathering and disposal of $20.1 million,(ii) crude oil gathering of $4.2 million, and (iii) natural gas gathering of $1.7 million.

The decreases in revenues from produced water gathering and crude oil gathering in 2021 were due to a reduction in volumes transported by Diamondback through the systems on our dedicated acreage. The decrease in revenues from natural gas gathered was due primarily to the sale of the Pecos gas gathering assets in the fourth quarter of 2021.

See Note 3—Revenue from Contacts with Customers in the notes to the consolidated financial statements included elsewhere in this Annual Report for additional discussion of our revenues.

Direct Operating Expenses

Direct operating expenses decreased by $28.5 million to $102.9 million in 2021 compared to $131.4 million in 2020, primarily due to a decline in volumes year over year and a focus on reducing costs. Additionally, we received electricity credits of $3.4 million related to the February 2021 winter storm in the Permian Basin and the sale of the Pecos gas gathering assets resulted in an additional decrease in expenses of approximately $1.5 million.

Cost of Goods Sold

Cost of goods sold (exclusive of depreciation and amortization) increased by $5.1 million to $43.5 million in 2021 compared to $38.4 million in 2020 due to an increase in sourced water volumes transported in the second and third quarters of 2021.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion decreased by $3.9 million to $49.2 million in 2021 compared to $53.1 million in 2020, largely due to the 2020 period including $3.0 million of accelerated depreciation related to the abandonment of certain disposal well assets and $1.1 million of accelerated amortization of in-place lease intangibles for early terminated leases. This reduction was partially offset by further development of existing gathering and compression, transportation and disposals systems which increased our depreciable asset base.

General and Administrative Expenses

General and administrative expenses increased by $5.2 million to $21.6 million in 2021 compared to $16.4 million, for 2020, primarily due to $4.0 million of higher shared service allocations and additional professional service fees attributable to business growth, as well as $1.2 million of additional public company costs incurred.

Interest Expense, Net

Net interest expense increased by $14.8 million to $32.1 million in 2021 compared to $17.3 million for 2020, primarily due to additional interest accrued on the Notes which were issued in July 2020 and bear interest at a rate of 5.625% per annum.

Currently, we expect to incur aggregate future cash interest costs of $112.5 million on our Notes, consisting of approximately $28.1 million due in each of the years from 2022 through 2025.

Gain (loss) on Sale of Equity Method Investments

The gain of $23.0 million on sale of equity method investments in 2021 related to the sale of our interest in Amarillo Rattler. See Note 4—Acquisitions and Divestitures in the notes to the consolidated financial statements included elsewhere in this Annual Report for discussion of the sale.

Income (Loss) from Equity Method Investments

Income from equity method investments was $14.8 million in 2021 compared to a loss of $9.9 million in 2020, primarily due to the 2020 period including a proportional charge of $15.8 million in goodwill impairment recorded by an investee. The remaining change primarily stemmed from the addition of $5.6 million in income from the WTG joint venture acquired in the fourth quarter of 2021, and a general recovery in the operations of our other equity method investments in 2021 after the oil and gas industry downturn due to the COVID-19 pandemic and other economic factors in 2020. See Note 7—Equity Method Investments in the notes to the consolidated financial statements included elsewhere in this Annual Report for additional discussion.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations and liquidity requirements. Our primary sources of liquidity have included cash generated from operations, borrowings under the credit agreement and the issuance of the Notes. Our primary uses of capital have been for additions to property, plant and equipment, contributions to equity method investments, distributions to our unitholders and repurchases of our common units. As of December 31, 2021, we had approximately $425 million of liquidity consisting of $20 million in cash and $405 million available under the Operating Company’s revolving credit facility.

Our working capital requirements are supported by our cash and the revolving credit facility. We believe that cash generated from the sources discussed above will be sufficient to meet our short-term and long-term funding requirements including our capital spending programs, distribution payments, repayment of the Operating Company’s revolving credit facility, repurchase program, expenses under the services and secondment agreement with Diamondback and other amounts that may ultimately be paid in connection with commitments and contingencies. We do not have any commitment from Diamondback, our General Partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Although we expect that our sources of capital will be adequate to fund our short-term and long-term liquidity requirements, should we require additional capital, the indirect effect of volatile commodity markets and/or adverse macroeconomic conditions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by (used in) operating activities	$248,100	$229,899
Net cash provided by (used in) investing activities	(183,323)	(180,809)
Net cash provided by (used in) financing activities	(68,807)	(35,796)
Net increase (decrease) in cash	$(4,030)	$13,294
Operating Activities

Net cash provided by operating activities increased by $18.2 million during the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to distributions representing returns on investment from our equity method investments of $34.7 million, a decrease in direct operating expenses of $28.5 million, and an $8.1 million fluctuation in working capital primarily due to the timing of when collections are made on accounts receivable and payments are made on accounts payable and accrued liabilities. These increases in cash flow were partially offset by a $27.6 million decline in revenues, an increase in cash paid for interest of $21.8 million, and less significant increases in cost of goods sold and cash general and administrative costs. See —Results of Operations for further discussion of changes in revenue, operating expenses and interest expense and Note 7—Equity Method Investments in the notes to the consolidated financial statements included elsewhere in this Annual Report for further discussion of distributions.

Investing Activities

Net cash used in investing activities was $183.3 million for the year ended December 31, 2021 and consisted primarily of (i) a payment of $160.0 million for the Drop Down acquisition, (ii) contributions of $113.6 million to our equity method investments, including the initial investment in the WTG joint venture, and (iii) other capital expenditures of $32.2 million which primarily related to our produced water disposal assets, See —2021 Transactions and Recent Developments for additional discussion of these expenditures.

Cash outflows for investing activities in 2021 were partially offset by proceeds from divestitures of $113.3 million, and $9.1 million in distributions considered to be returns of investment received from certain of our equity method investments prior to placing constructed assets in service.

Net cash used in investing activities was $180.8 million for the year ended December 31, 2020, and primarily related to $136.8 million in capital expenditures and $102.5 million in contributions to our equity method investments. Our capital expenditures consisted of (i) $111.2 million for our produced water disposal assets, (ii) $8.9 million for our natural gas gathering assets, (iii) $8.2 million for our sourced water assets, (iv) $7.9 million for our crude oil gathering assets and (v) $0.6 million for our real estate assets.

Financing Activities

Net cash used in financing activities was $68.8 million during the year ended December 31, 2021, and primarily related to distributions paid to our unitholders of $133.7 million, net payments on the revolving credit facility of $116.0 million and $47.6 million in repurchases of common units under our repurchase program.

Net cash used in financing activities was $35.8 million during the year ended December 31, 2020, and primarily related to net payments on the revolving credit facility of $345.0 million and distributions to our unitholders of $162.4 million, which were largely offset by proceeds from the notes offering of $500.0 million.

Capital Resources

The Operating Company’s Revolving Credit Facility

The Operating Company’s credit agreement provides for a revolving credit facility in the maximum credit amount of $600.0 million, which is expandable to $1.0 billion upon our election, subject to obtaining additional lender commitments and satisfaction of customary conditions.
As of December 31, 2021, there was $195.0 million of outstanding borrowings under the Operating Company’s revolving credit facility. The weighted average interest rate on borrowings under the credit agreement was 1.41% for the year ended December 31, 2021. The revolving credit facility matures in 2024.
As of December 31, 2021, the Operating Company was in compliance and expects to be in compliance with all financial maintenance covenants under the credit agreement.
For additional information regarding the revolving credit facility and outstanding debt, see Note 8—Debt in the notes to the consolidated financial statements included elsewhere in this Annual Report.

Capital Requirements

2022 Capital Budget

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

We estimate that our total capital expenditures related to midstream assets for 2022 will be between $80 million and $100 million. Our estimated capital expenditures do not include our anticipated total capital commitments related to our equity method investments of approximately $10 million to $15 million. We also estimate we will receive $45 million to $55 million in distributions related to our equity method investments. However, this range could change due to the continued impact, either directly or indirectly, of the COVID-19 pandemic or volatility in crude oil prices on our business.

As of February 18, 2022, we own equity interests in the EPIC, Gray Oak, Wink to Webster, OMOG, WTG Midstream and BANGL joint ventures. Each of these joint ventures is accounted for using the equity method. The following table sets forth our cumulative capital contributions and anticipated future capital commitment for each of our equity method investment interests:

	Ownership Interest	Acquisition Date	Cumulative Capital Contributions to Date	Anticipated Future Capital Commitment
			(In thousands)
EPIC Crude Holdings, LP	10%	February 1, 2019	$138,034	$2,620
Gray Oak Pipeline, LLC	10%	February 15, 2019	$142,096	$—
Wink to Webster Pipeline LLC	4%	July 30, 2019	$89,453	$18,547
OMOG JV LLC	60%	October 1, 2019	$218,555	$—
Remuda Midstream Holdings LLC	25%	October 5, 2021	$104,502	$2,012
BANGL, LLC	10%	January 19, 2022	$22,150	$5,000

See Note 7—Equity Method Investments and Note 16—Subsequent Events in the notes to the consolidated financial statements included elsewhere in this Annual Report for further discussion regarding our equity method investments.

Volume Commitment Agreement

As discussed in Note 15—Commitments and Contingencies in the notes to the consolidated financial statements included elsewhere in this Annual Report, the Partnership has a water services agreement for produced water disposal services through 2034. The aggregate remaining minimum commitment is $51.1 million, with approximately $4.6 million due in each of the years from 2022 through 2025, $3.7 million due in 2026 and the remainder due in the years thereafter.

Common Unit Repurchase Program

In October 2021, the board of directors of our General Partner approved an increase of the authorization of our common unit repurchase program to $150.0 million of the Partnership’s outstanding common units and extended the program indefinitely. During the year ended December 31, 2021, we repurchased approximately $47.6 million of common units under the repurchase program. As of December 31, 2021, $87.7 million remained available for future repurchases of our common units under our program. See Note 10—Unitholders' Equity and Distributions in the notes to the consolidated financial statements included elsewhere in this Annual Report for further discussion of the common unit repurchase program.

Cash Distributions

We do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The board of directors of our General Partner may change our distribution policy at any time and from time to time. Our partnership agreement does not require us to pay distributions to our common unitholders on a quarterly basis or other basis.

On February 16, 2022, the board of directors of the General Partner approved a cash distribution for the fourth quarter of 2021 of $0.30 per common unit, payable on March 14, 2022, to common unitholders of record at the close of business on March 7, 2022.

Critical Accounting Estimates

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

We evaluate these estimates on an ongoing basis, using historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include (i) accounting for equity method investments and (ii) estimate of income taxes.

We consider the following to be our most critical accounting estimates and have reviewed these critical accounting estimates with the Audit Committee of our Board of Directors.

Below, we have provided expanded discussion of our most critical accounting estimates, assumptions, judgments and uncertainties that are inherent in our application of GAAP.

Equity Method Investments

We review our investments to determine if a loss in value which is other than a temporary decline has occurred when events indicate the carrying value of the investment may not be recoverable. When such indicators are present and the decline in value is considered to be other than temporary the carrying value of the investment is written down to its fair value. In making the determination as to whether a decline is other than temporary, we consider such factors as the length of time the fair value is below the investor’s carrying value, current expected performance relative to expected performance when we initially invested in the investee, the investee’s performance relative to peers, the industry’s performance relative to the economy, regulatory actions, the investee’s ability to refinance its debt in future periods, and estimated discounted cash flows for the investment, among other factors. Such analysis requires management to make significant estimates and assumptions and apply judgment based on historical experience. If such a loss has occurred, we recognize an impairment provision and do not increase the cost basis of the investment for subsequent recoveries in fair value. A reduction of the carrying value of equity method investments would represent a Level 3 fair value measurement.

Based on indicators present at December 31, 2021, we reviewed our investment in EPIC for impairment utilizing an estimate of fair value calculated in a discounted cash flow model in accordance with the income approach in ASC 820— Fair Value Measurement. The discounted cash flow model incorporates our expectations of EPIC’s future revenue, operating expenses, and non-operating expenses including debt service costs based on expected future debt levels, and discounts the projected cash flows to the current fair value using an estimated weighted average cost of capital at the date of valuation. The resulting fair value was below the current carrying value of the EPIC investment. However, based on our consideration of the factors noted above, among others, we determined the decline in fair value is temporary and, thus, no impairment expense was recorded at December 31, 2021. Key factors impacting our conclusion that the decline in fair value is temporary include forecasted increases in asset utilization based on published industry data, reported production increases by major producers transporting production on EPIC’s pipeline and a determination that EPIC will refinance its maturing debt obligations by 2026. Based on the subjectivity of the estimates included in the various scenarios of our fair value estimate, should our analysis of the factors above change in future periods, we could recognize an other than temporary impairment. The amount of future impairment, if any, will be based on updated assumptions at that time. If our estimate of fair value changes or if our conclusion regarding the temporary nature of any decline in fair value changes, it could have a material impact on our future consolidated financial statements and results of operations.

Income Taxes

We are treated as a corporation for U.S. federal income tax purposes. The amount of income taxes we record requires interpretations of complex rules and regulations of federal, state, provincial and foreign tax jurisdictions.
We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled, and are often based on assumptions that are subject to a significant amount of judgment. These assumptions and judgments are reviewed and adjusted by management as facts and circumstances change. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized after considering all positive and negative evidence available concerning the realizability of our deferred tax assets. As of December 31, 2021, no such valuation allowance was determined to be necessary against our deferred tax asset of $62.4 million. However, any changes in the positive or negative evidence evaluated, including a change in our projected future income or losses due to a decline in economic conditions, or other estimates and considerations, could result in a material impact to our deferred tax assets and income tax expense.

See Note 2—Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this Annual Report for a full listing of our significant accounting policies.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this Annual Report for recent accounting pronouncements and accounting policies not yet adopted, if any.

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

We may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Future exposure to the volatility of crude oil, natural gas and NGLs prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.

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

As of December 31, 2021, we had $195.0 million of outstanding borrowings and $405.0 million available for future borrowings under the credit agreement. The weighted average interest rate on borrowings under the credit agreement was 1.41% for the year ended December 31, 2021.

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

As of December 31, 2021, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner have concluded that as of December 31, 2021, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. In July 2021, we implemented an enterprise resource planning system covering various financial and accounting processes. As a result of this implementation, certain internal controls over financial reporting have been automated, modified or implemented to address the new environment associated with the implementation of this system. We believe we have maintained appropriate internal control over financial reporting during the implementation and believe this new system will strengthen our internal control system. However, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of internal control over financial reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in the Partnership’s internal control over financial reporting and determined that the Partnership maintained effective internal control over financial reporting as of December 31, 2021.

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

Executive Officers and Directors of Our General Partner

The following table presents information regarding the executive officers and directors of our General Partner as of January 31, 2022. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board of directors of our General Partner. There are no family relationships among any of our General Partner’s directors or executive officers.

Name	Age	Position With Our General Partner
Travis D. Stice	60	Chief Executive Officer and Director
Kaes Van't Hof	35	President and Director
Teresa L. Dick	52	Chief Financial Officer, Executive Vice President and Assistant Secretary
Matt Zmigrosky	43	Executive Vice President, General Counsel and Secretary
Steven E. West	61	Chairman of the Board
Laurie H. Argo	49	Director
Arturo Vivar	59	Director

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

Laurie H. Argo. Ms. Argo is a director of our General Partner and member of the audit and conflicts committee. Ms. Argo served as a director and member of the audit committee of EVRAZ plc, a multinational, vertically integrated steel making and mining company from August 2018 through June 2021, with additional compensation and stakeholder engagement committee memberships from 2020-2021. From January 2015 until September 2017, Ms. Argo served as Senior Vice President of Enterprise Products Holdings LLC, the general partner of Enterprise Products Partners L.P., a midstream natural gas and crude oil pipeline company. From January 2014 to January 2015, Ms. Argo was Vice President, NGL Fractionation, Storage and Unregulated Pipelines of Enterprise Products Partners L.P. From October 2014 to February 2015, Ms. Argo was President and Chief Executive Officer of OTLP GP, LLC, the general partner of Oiltanking Partners, L.P. and an affiliate of Enterprise Products Partners L.P. From 2005 to January 2014, Ms. Argo held various positions in the NGL and Natural Gas Processing businesses for Enterprise Products Partners L.P., where her responsibilities included the commercial and financial management of four joint venture companies. From 2001 to 2004, Ms. Argo worked for San Diego Gas and Electric Company in San Diego, California, and PG&E Gas Transmission, a subsidiary of PG&E Corporation, in Houston, Texas, from 1997 to 2000. Ms. Argo earned a Master of Business Administration from National University in La Jolla, California and graduated from St. Edward’s University in Austin, Texas with a degree in Accounting. Ms. Argo has over 25 years of experience in the energy industry, continues to perform consulting services for clients in the energy industry and is a member of the National Association of Corporate Directors (NACD).

We believe Ms. Argo’s extensive experience in the oil and gas industry, including the midstream sector, as well as her previous board and audit committee experience, qualify her for service on the board of directors of our general partner.

Arturo Vivar. Mr. Vivar is a director of our General Partner. Mr. Vivar has served as the Chief Executive Officer of Monterra Energy Holdings LLC, a midstream development company, since December 2014. Mr. Vivar was also a founder and served as the Chief Financial Officer of Rangeland Energy, LLC, a midstream development company, from November 2009 to March 2013. Prior to that, Mr. Vivar served as the Vice President of Business Development at WesPac Energy, LLC from July 2004 to February 2009, where he focused on developing energy infrastructure, hedging and risk management. Mr. Vivar has more than 30 years of experience in the energy industry. Mr. Vivar received his Bachelor of Science degree in Civil Engineering from Cal Polytechnic University and earned his Master of Business Administration degree from Stanford University.

We believe Mr. Vivar’s strong background and diverse experience in the energy industry, especially the midstream sector, qualify him for service on the board of directors of our General Partner.

Director Independence and Diversity

The board of directors of our General Partner has five directors, three of whom are independent as defined under the independence standards established by Nasdaq and the Exchange Act. Steven E. West, Laurie H. Argo and Arturo Vivar serve as the independent members of the board of directors of our General Partner. Although a majority of the board of directors of our General Partner is independent, Nasdaq does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our General Partner, disclose details regarding board diversity or establish a compensation committee or a nominating and corporate governance committee. However, our General Partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by Nasdaq and the Exchange Act.

The board of directors of our General Partner has established an independent audit committee and a conflicts committee, discussed in more detail below, and has diverse representatives on its board, including a female director.

Board Leadership Structure and Role in Risk Oversight

Leadership of our General Partner’s board of directors is vested in the Chairman of the Board. Steven E. West serves as the Chairman of the Board of our General Partner and as a director of Diamondback. Mr. West was also the Chairman of the Board of Diamondback from October 2012 to February 2022, when he was succeeded in that role by Mr. Stice. Our General Partner’s board of directors has determined that Mr. West’s roles of Chairman of the Board of directors of our General Partner and a director of Diamondback allows the board of directors to take advantage of the leadership skills of Mr. West and that Mr. West’s in-depth knowledge of, and experience in, our business, history, structure and organization facilitates timely communications between the board of directors of Diamondback and the board of directors of our General Partner.

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

Meetings of the Board of Directors

During 2021, the board of directors of our General Partner met five times. Each director attended 100% of the meetings of the board and the committees of the board on which he or she served that occurred during 2021.

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

Steven E. West, Laurie H. Argo and Arturo Vivar currently serve on the audit committee, of which Mr. West serves as the Chairman. The board of directors of our General Partner has determined each of Steven E. West, Laurie H. Argo, and Arturo Vivar meet the independence and experience standards established by the Nasdaq and the Exchange Act and that Mr. West is an “audit committee financial expert” as defined under SEC rules.

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

All of the executive officers of our General Partner have responsibilities to us, Diamondback and Viper, and the executive officers of our General Partner allocate their time between managing our business and managing the businesses of Diamondback and Viper. Since all of these executive officers are employed by Diamondback or one of its subsidiaries, the responsibility and authority for compensation-related decisions for these executive officers resides with the compensation committee of the board of directors of Diamondback. Diamondback has the ultimate decision-making authority with respect to the total compensation of the executive officers that are employed by Diamondback including, subject to the terms of our partnership agreement and the operational service and secondment agreement, the portion of that compensation that is allocated to us pursuant to Diamondback’s allocation methodology. Any such compensation decisions are not subject to any approvals by the board of directors of our General Partner or any committees thereof. However, all determinations with respect to awards (as defined below) that are made to our General Partner’s executive officers, key employees, and independent directors under our LTIP are made by the board of directors of our General Partner or a committee thereof that may be established for such purpose.

The executive officers of our General Partner, as well as the employees of Diamondback who provide services to us, may participate in employee benefit plans and arrangements sponsored by Diamondback, including plans that may be established in the future. Certain of our General Partner’s executive officers and employees and certain employees of Diamondback who provide services to us currently hold grants under Diamondback’s and Viper’s equity incentive plans. Except with respect to any awards that may be granted under the LTIP, the executive officers of our General Partner do not receive separate amounts of compensation in relation to the services they provide to us. In accordance with the terms of our partnership agreement and the operational service and secondment agreement, we reimburse Diamondback for compensation related expenses attributable to the portion of the executive’s time dedicated to providing services to us. Although we bear an allocated portion of Diamondback’s costs of providing compensation and benefits to employees who serve as executive officers of our General Partner, we have no control over such costs and do not establish nor direct the compensation policies or practices of Diamondback. Except with respect to awards granted under the LTIP, compensation paid or awarded by us in 2021 consisted only of the portion of compensation paid by Diamondback that is allocated to us and our General Partner pursuant to Diamondback’s allocation methodology and subject to the terms of our partnership agreement.

A full discussion of the compensation programs for Diamondback’s executive officers and the policies and philosophy of the compensation committee of Diamondback’s board of directors will be set forth in Diamondback’s 2022 proxy statement under the heading “Compensation Discussion and Analysis.” Specifically, compensation paid directly by us through our LTIP or indirectly by us through reimbursement pursuant to our partnership agreement will be included in the amounts set forth in certain of the tables included in Diamondback’s 2022 proxy statement, with awards outstanding pursuant to our LTIP separately identified.

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

During 2021 and 2020, our General Partner made grants under the LTIP of phantom units to the non-employee directors of our General Partner (see “–Director Compensation” below for information regarding those awards). In addition, on May 28, 2019, our General Partner granted 114,286 and 1,142,857 phantom units, respectively, to Messrs. Stice and Van’t Hof under the LTIP, with each such grant vesting in five equal installments beginning on May 28, 2020.

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

Each non-employee director receives a compensation package that consists of an annual cash retainer of $60,000 plus an additional annual payment of $15,000 for the chairperson and $10,000 for each other member of the audit committee and $10,000 for the chairperson and $5,000 for each other member of each other committee. Each non-employee director is eligible to participate in the LTIP as described above and may receive grants of equity-based awards from time to time for so long as he or she serves as a director. The number of phantom units awarded is calculated by dividing $100,000 by the average closing price of our common units for the five trading days immediately preceding the date of grant. The awards vest on the first anniversary of the grate date. Our directors are also reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or its committees. The maximum value of the annual cash and equity compensation that any non-employee director may receive will not exceed $350,000.

Each member of the board of directors of our General Partner is indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth the aggregate dollar amount of all fees paid to each of the non-employee directors of our General Partner during 2021 for their services on the board:

Name	Fees Earned or Paid in cash(a)	Unit Awards(b)	Total
Steven E. West(c)(d)	$75,000	99,965	$174,965
Laurie H. Argo(c)(d)	$75,000	99,965	$174,965
Arturo Vivar(c)(d)	$75,000	99,965	$174,965
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

(c)Each of Ms. Argo and Messrs. West and Vivar received a grant of 11,011 phantom units on July 10, 2020, which vested and settled on July 10, 2021, pursuant to the LTIP, with each unit having a grant date fair value of $8.23. Each phantom unit is the economic equivalent of one of our common units.
(d)Each of Ms. Argo and Messrs. West and Vivar received a grant of 9,256 phantom units on July 12, 2021, which will vest and settle on July 12, 2022, pursuant to the LTIP, with each unit having a grant date fair value of $10.80. Each phantom unit is the economic equivalent of one of our common units.

Messrs. Stice and Van’t Hof are directors of our General Partner, and are also executive officers of our General Partner and employees of Diamondback E&P LLC. Messrs. Stice and Van’t Hof have received awards pursuant to the LTIP for their service as executive officers or employees, respectively, and unrelated to their service as directors of our General Partner. These awards are reflected in the tables contained in Diamondback’s 2022 proxy statement under the heading “Compensation Discussion and Analysis.”
Compensation Committee Interlocks and Insider Participation

As previously noted, our General Partner’s board of directors is not required to maintain, and does not maintain, a separate compensation committee. Messrs. Van’t Hof and Stice, each a director and executive officer of our General Partner, are also directors and executive officers of Diamondback. However, all compensation decisions with respect to Messrs. Van’t Hof and Stice are made by Diamondback and Messrs. Van’t Hof and Stice do not receive any compensation directly from us or our General Partner except for awards under our LTIP. As described in “– Compensation Discussion and Analysis,” decisions regarding the compensation of our General Partner’s executive officers are made by Diamondback. See “Items 1 and 2. Business and Properties–Our Relationship with Diamondback” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” included elsewhere in this Annual Report for more information about relationships among us, our General Partner and Diamondback.

Compensation Policies and Practices as They Relate to Risk Management

We do not have any employees. We are managed and operated by the directors and officers of our General Partner and employees of Diamondback perform services on our behalf. See “–Compensation Discussion and Analysis” above and “Items 1 and 2. Business and Properties–Our Relationship with Diamondback” included elsewhere in this Annual Report for more information about this arrangement. For an analysis of any risks arising from Diamondback’s compensation policies and practices, see Diamondback’s 2022 proxy statement. We have made awards of unit options subject to time-based vesting under our LTIP, which we believe drive a long-term perspective and which we believe make it less likely that our General Partner’s executive officers will take unreasonable risks because the unit options retain value even in a depressed market.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Holdings of Officers and Directors

The following table presents information regarding the beneficial ownership of our common units as of January 31, 2022 by:

•our General Partner;
•each of our General Partner’s directors and executive officers; and
•all of our General Partner’s directors and executive officers as a group.

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Common Units Beneficially Owned
Rattler Midstream GP LLC	—	—
Travis D. Stice(2)	118,419	*
Kaes Van’t Hof(3)	268,256	*
Teresa L. Dick(4)	20,749	*
Matt Zmigrosky(5)	8,568	*
Laurie H. Argo(6)	17,225	*
Arturo Vivar(6)	30,975	*
Steven E. West(6)	27,100	*
All directors and executive officers of our General Partner as a group (7 persons)	491,292	*
*    Less than 1%
(1)Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. In computing percentage ownership of each person, (i) common units subject to options held by that person that are exercisable as of January 31, 2022 and (ii) common units subject to options or phantom units held by that person that are exercisable or vesting within 60 days of January 31, 2022 are all deemed to be beneficially owned. These common units, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of common units beneficially owned is based on 38,139,805 common units outstanding as of January 31, 2022. Unless otherwise indicated, all amounts exclude common units issuable upon the exercise of outstanding options and vesting of phantom units that are not exercisable and/or vested as of January 31, 2022 or within 60 days of January 31, 2022. Unless otherwise noted, the address for each beneficial owner listed below is 500 West Texas Avenue, Suite 1200, Midland, Texas 79701. Except as noted, each unitholder in the above table is believed to have sole voting and sole investment power with respect to the units beneficially held.
(2)All of these units are held by Stice Investments, Ltd., which is managed by Stice Management, LLC, its general partner. Mr. Stice and his spouse hold 100% of the membership interests in Stice Management, LLC, of which Mr. Stice is the manager. Excludes 68,572 phantom units, that are scheduled to vest in three remaining equal installments beginning on May 28, 2022.
(3)Excludes 685,715 phantom units, that are scheduled to vest in three equal installments beginning on May 28, 2022.
(4)Excludes 34,286 phantom units, that are scheduled to vest in three equal installments beginning on May 28, 2022.
(5)Excludes 13,715 phantom units, that are scheduled to vest in three equal installments beginning on May 28, 2022.
(6)Excludes 9,256 phantom units, that are scheduled to vest on July 12, 2022.

The following table sets forth, as of January 31, 2022, the number of shares of common stock of Diamondback beneficially owned by each of the directors and executive officers of our General Partner and all directors and executive officers of our General Partner as a group.

	Shares of Diamondback Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Travis D. Stice(2)	403,324	*
Kaes Van’t Hof(3)	45,615	*
Teresa L. Dick(4)	49,535	*
Matt Zmigrosky(5)	14,175	*
Laurie H. Argo	—	—
Arturo Vivar	—	—
Steven E. West(6)	3,756	*
All directors and executive officers as a group (7 persons)	516,405	*
*    Less than 1%.
(1)Beneficial ownership is determined in accordance with SEC rules. In computing percentage ownership of each person, (i) shares of common stock subject to options held by that person that are exercisable as of January 31, 2022 and (ii) shares of common stock subject to options or restricted stock units held by that person that are exercisable or vesting within 60 days of January 31, 2022, are all deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of shares beneficially owned is based on 177,412,057 shares of common stock outstanding as of January 31, 2022. Unless otherwise indicated, all amounts exclude shares issuable upon the exercise of outstanding options and vesting of restricted stock units that are not exercisable and/or vested as of January 31, 2022 or within 60 days of January 31, 2022. Except as noted, each stockholder in the above table is believed to have sole voting and sole investment power with respect to the shares of common stock beneficially held.
(2)All of these shares are held by Stice Investments, Ltd., which is managed by Stice Management, LLC, its general partner. Mr. Stice and his spouse hold 100% of the membership interests in Stice Management, LLC, of which Mr. Stice is the manager. Includes 26,325 restricted stock units, that are scheduled to vest on March 1, 2022. Excludes 11,499 restricted stock units, that are scheduled to vest on March 1, 2023. Also excludes (i) 49,436 performance-based restricted stock units awarded on March 1, 2019, that vested effective December 31, 2021 (representing 100% vesting of the originally reported amount) based upon final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2021 by Diamondback’s compensation committee, (ii) 66,714 performance-based restricted stock units awarded to Mr. Stice on March 1, 2020, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022 and (iii) 51,748 performance-based restricted stock units awarded to Mr. Stice on March 1, 2021, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2023.
(3)Includes 12,955 restricted stock units, that are scheduled to vest on March 1, 2022. Excludes (i) 6,038 restricted stock units, that are scheduled to vest on March 1, 2023, (ii) 8,790 restricted stock units, that are scheduled to vest in five equal annual installments beginning on March 1, 2025, (iii) 23,070 performance-based restricted stock units awarded on March 1, 2019, that vested effective December 31, 2021 (representing 100% vesting of the originally reported amount) based upon final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2021 by Diamondback’s compensation committee, (iv) 13,183 performance-based restricted stock units awarded to Mr. Van’t Hof on March 1, 2019 (representing 100% vesting of the originally reported amount) based upon final determination upon certification of certain stockholders return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2021, that are scheduled to vest in five equal installments beginning on March 1, 2025, (v) 31,133 performance-based restricted stock units awarded to Mr. Van’t Hof on March 1, 2020, that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022 and (vi) 27,168 performance-based restricted stock units awarded to Mr. Van’t Hof on March 1, 2021, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2023.

(4)Includes 7,403 restricted stock units, that are scheduled to vest on March 1, 2022. Excludes 3,450 restricted stock units, that are scheduled to vest on March 1, 2023. Also excludes (i) 13,183 performance-based restricted stock units awarded to Ms. Dick on March 1, 2019, that vested effective December 31, 2021 (representing 100% vesting of the originally reported amount) based upon final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2021 by Diamondback’s compensation committee, (ii) 17,790 performance-based restricted stock units awarded to Ms. Dick on March 1, 2020, which awards are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022 and (iii) 15,524 performance-based restricted stock units awarded to Ms. Dick on March 1, 2021, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2023.
(5)Includes 5,922 restricted stock units, that are scheduled to vest on March 1, 2022. Excludes 2,760 restricted stock units, that are scheduled to vest on March 1, 2023. Also excludes (i) 10,546 performance-based restricted stock units awarded to Mr. Zmigrosky on March 1, 2019, that vested effective December 31, 2021 (representing 100% vesting of the originally reported amount) based upon final determination upon certification of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ended on December 31, 2021 by Diamondback’s compensation committee and (ii) 14,232 performance-based restricted stock units awarded to Mr. Zmigrosky on March 1, 2020, that are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2022 and (iii) 12,420 performance-based restricted stock units awarded to Mr. Zmigrosky on March 1, 2021, which are subject to the satisfaction of certain stockholder return performance conditions relative to Diamondback’s peer group during the three-year performance period ending on December 31, 2023.
(6)Excludes 2,435 restricted stock units that are scheduled to vest on the earlier of the one-year anniversary of the date of grant and the date of the 2022 annual meeting of stockholders of Diamondback.

Holdings of Major Unitholders

The following table sets forth certain information regarding the beneficial ownership of our common units and Class B units as of February 14, 2022 by each unitholder known by us to beneficially own 5% or more of our common units or Class B units.

	Common Units		Class B Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class Beneficially Owned	Amount and Nature of Beneficial Ownership(1)	Percentage of Class Beneficially Owned
Diamondback Energy, Inc.(2) 500 West Texas Avenue, Suite 1200 Midland, Texas 79701	—	—	107,815,152	100%
Cardinal Capital Management, LLC(3) 4 Greenwich Office Park Greenwich, CT 06831	3,199,594	8.4%
ClearBridge Investments, LLC (4) 620 8th Avenue New York, NY 10018	3,086,248	8.1%	—	—
Capital World Investors (5) 333 South Hope Street Los Angeles, CA 90071	2,859,750	7.5%
Macquarie Group Limited (6) 50 Martin Place Sydney, New South Wales, Australia	2,269,273	6.0%
Kayne Anderson Capital Advisors, LP (7) 1800 Avenue of the Stars, Third Floor Los Angeles, CA 90067	2,065,968	5.4%	—	—
(1)Beneficial ownership is determined in accordance with SEC rules. The percentage of common units beneficially owned is based on 38,139,805 common units outstanding as of January 31, 2022. Except as noted, each unitholder in the above table is believed to have sole voting and sole investment power with respect to the common units and Class B units beneficially held.

(2)Diamondback Energy, Inc. is a publicly traded company and holds no common units and no Class B units directly. Diamondback has the beneficial ownership of 107,815,152 Class B units, which are held by Diamondback E&P LLC, its indirect wholly owned subsidiary (“Diamondback E&P”). The 107,815,152 Class B units, together with the same number of units of the Operating Company (each, an “Operating Company unit”), held by Diamondback E&P, are exchangeable from time to time, at Diamondback’s discretion, for common units (that is, one Operating Company unit and one Class B unit, together, are exchangeable for one common unit), and, as a result, Diamondback may be deemed to have the beneficial ownership of such common units. Diamondback also has shared voting and dispositive power of 107,815,152 Class B units held by Diamondback E&P, which represent 100% of the outstanding Class B units. The directors of Diamondback are Travis D. Stice, Steven E. West, Vincent K. Brooks, Michael P. Cross, David L. Houston, Stephanie K. Mains, Mark L. Plaumann and Melanie M. Trent. Travis D. Stice is the sole director of Diamondback E&P.
(3)Based solely on Schedule 13G filed with the SEC on February 14, 2022 by Cardinal Capital Management, LLC (“Cardinal Capital”). Cardinal Capital reported beneficial ownership of 3,199,594 common units, as well as sole voting power over 2,730,898 common units and sole dispositive power over 3,199,594 common units. No shared voting power and no shared dispositive power was reported by Cardinal Capital.
(4)Based solely on Schedule 13G/A filed with the SEC on February 9, 2022 by ClearBridge Investments, LLC (“ClearBridge”). The securities reported are beneficially owned by one or more open‑end investment companies or other managed accounts that are investment management clients of ClearBridge, an indirect wholly owned subsidiary of Franklin Resources, Inc. ClearBridge reported beneficial ownership of, as well as sole voting power and sole dispositive power over, 3,086,248 common units. No shared voting power and no shared dispositive power was reported by ClearBridge.
(5)Based solely on Schedule 13G filed with the SEC on February 16, 2021 by Capital World Investors (“Capital World”), a division of Capital Research and Management Company. Capital World reported beneficial ownership of, as well as sole voting power and sole dispositive power over, 2,859,750 common units. No shared voting power and no shared dispositive power was reported by Capital World.
(6)Based solely on Schedule 13G filed with the SEC on February 11, 2022 by Macquarie Group Limited on behalf of itself and Macquarie Management Holdings Inc, Macquarie Investment Management Business Trust and Ivy Investment Management Company. As of December 31, 2021, Macquarie Management Holdings Inc had sole voting and dispositive power over 2,268,849 shares, Macquarie Investment Management Business Trust had sole voting and dispositive power over 2,268,849 shares, and Ivy Investment Management Company had shared voting and dispositive power over 424 shares. Macquarie Group Limited is deemed to beneficially own 2,269,273 shares due to its ownership of the entities above. The address of Macquarie Bank Limited is 50 Martin Place, Sydney, New South Wales, Australia. The address of Macquarie Management Holdings Inc. and Macquarie Investment Management Business Trust is 2005 Market Street, Philadelphia, PA 19103. The address of Ivy Investment Management Company is 6301 Glenwood St Overland Park, KS 66202.
(7)Based solely on Schedule 13G jointly filed with the SEC on February 3, 2022 by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne. Kayne Anderson Capital Advisors, L.P. reported beneficial ownership of, as well as shared voting power and shared dispositive power over, 2,065,968 common units. Richard A. Kayne reported beneficial ownership of, as well as shared voting power and shared dispositive power over, 2,065,968 common units. No sole voting power and no sole dispositive power was reported by any filer.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	1,737,525	—	12,696,146
(1)This information relates to our LTIP, which our General Partner adopted at the closing of the IPO in May 2019. See “Item 11. Executive Compensation–Long-Term Incentive Plan included elsewhere in this Annual Report for a description of the LTIP.

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

Treatment of Equity Awards Granted under the LTIP Upon Termination, Resignation and Death or Disability of Certain Executive Officers of our General Partner and Change of Control

The following sets forth information with respect to the treatment of the unvested equity awards, which were granted to the executive officers of our General Partner and were outstanding as of December 31, 2021 under the LTIP, in connection with certain termination events, including a termination related to a change of control of Rattler or Diamondback.
Under the terms of Mr. Stice’s phantom unit awards made to Mr. Stice under the LTIP, all unvested phantom unit awards granted to Mr. Stice will accelerate and immediately vest in the following circumstances: (i) upon the change of control of Rattler or Diamondback, provided that Diamondback is the sole General Partner of Rattler, (ii) Mr. Stice’s termination without cause, (iii) Mr. Stice’s resignation for good reason, or (iv) Mr. Stice’s death or disability. As of December 31, 2021, Mr. Stice held 68,572 unvested phantom units granted under the LTIP, all which are scheduled to vest in three equal installments beginning on May 28, 2022, and had a value of $780,349 as of December 31, 2021.
Under the terms of Mr. Van’t Hof’s, Ms. Dick’s and Mr. Zmigrosky’s phantom unit awards made to these executive officers of our General Partner under the LTIP, all of their unvested phantom unit awards will accelerate and immediately vest upon the change of control of Rattler or Diamondback, provided that Diamondback is the sole General Partner of Rattler, or upon such executive officer’s death or disability. As of December 31, 2021, Mr. Van’t Hof held 685,715 unvested phantom units granted under the LTIP, all of which are scheduled to vest in three equal annual installments beginning on May 28, 2022, and had a value of $7,803,437 as of December 31, 2021; Ms. Dick held 34,286 unvested phantom units granted under the LTIP, all of which are scheduled to vest in three equal annual installments beginning on May 28, 2022, and had a value of $390,175 as of December 31, 2021; and Mr. Zmigrosky held 13,715 unvested phantom units granted under the LTIP, all of which are scheduled to vest in three equal annual installments beginning on May 28, 2022, and had an aggregate value of $156,077 as of December 31, 2021. No other executive officers of our General Partner held equity awards under the LTIP as of December 31, 2021.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Agreements and Transactions with Affiliates

We have entered into certain agreements and transactions with Diamondback and its affiliates.

Commercial Agreements

The Partnership derives substantially all of its revenue from its commercial agreements with Diamondback for the provision of midstream services. Under the crude oil gathering agreement, we receive a volumetric fee per Bbl for gathering, transporting and delivering crude oil produced by Diamondback within the Acreage Dedications. Under the natural gas gathering agreement, we receive a volumetric fee per MMBtu for gathering, compressing, transporting and delivering all natural gas produced by Diamondback within the Acreage Dedications. Under the produced gathering and disposal agreement, we receive a volumetric fee per Bbl for gathering, transporting and disposing all produced water generated from operating crude oil and natural gas wells within the Acreage Dedications. Under the sourced water gathering agreement, we receive a volumetric fee per Bbl for sourcing, transporting and delivering all raw sourced water and recycled sourced water required by Diamondback to carry out its oil and natural gas activities within the Acreage Dedications. On December 1, 2021, the Partnership further amended its commercial agreements covering produced water gathering and disposal and sourced water gathering services to add certain Diamondback leasehold acreage to the Rattler dedication.

Fasken Center Agreement

Under this agreement, Diamondback leases from us certain office space located within the Fasken Center in Midland, Texas.

Partnership Agreement

Under this agreement, the Partnership reimburses the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not limit the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on its behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. See “Item 10—Directors, Executive Officers and Corporate Governance—Reimbursement of Expenses of our General Partner” included elsewhere in this Annual Report for more details regarding the reimbursement provisions of our partnership agreement.

Services and Secondment Agreement

As amended on December 22, 2021, the Holding Company was added as a party to the services and secondment agreement to support the Holding Company’s role as the managing member of the Operating Company. Under this agreement, Diamondback seconds certain operational, construction, design and management employees and contractors of Diamondback to our General Partner, us and our subsidiaries, or, collectively, the partnership parties, to provide management, maintenance and operational functions with respect to our assets. During their period of secondment, the seconded employees are under the direct management, supervision and control of Diamondback and its subsidiaries (other than the partnership parties) with respect to the provision of services to the partnership parties.

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

Distributions paid to Diamondback

Diamondback is entitled to receive its pro rata portion of the distributions the Operating Company makes in respect of the Operating Company units. However, Diamondback is not entitled to receive cash distributions on our Class B units that it beneficially owns, except to the extent of the cash preferred distributions equal to 8% per annum payable quarterly on the $1.0 million capital contribution it made to us. During the year ended December 31, 2021, Diamondback received distributions from the Operating Company in the aggregate amount of $97.1 million.

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

The following table presents the Partnership’s revenues generated or expenses incurred under these agreements or through transactions with Diamondback during the year ended December 31, 2021.

Year Ended December 31, 2021
(In thousands)
Revenues Generated under Agreements and Transactions with Affiliates
Produced water gathering and disposal commercial agreement	$263,833
Sourced water gathering commercial agreement	$65,503
Natural gas gathering commercial agreement	$18,827
Crude oil gathering commercial agreement	$8,104
Surface revenue transactions	$231
Fasken Center agreement	$8,910
Expenses Incurred under Agreements with Affiliates
Services and secondment agreement	$7,657
Partnership agreement	$738
Tax sharing agreement	$1,319

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

Director Independence

The information required by Item 407(a) of Regulation S-K is included in “Item 10. Directors, Executive Officers and Corporate Governance” above.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors of our General Partner selected Grant Thornton LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the years ended December 31, 2021 and 2020. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to our annual reports for the years ended December 31, 2021 and 2020 were approved by the audit committee.

The following table summarizes the aggregate Grant Thornton LLP fees that were allocated to us for independent auditing, tax and related services:

	Year Ended December 31,
	2021	2020
	(In thousands)
Audit fees(1)	$402	$365
Audit-related fees(2)	—	66
Tax fees(3)	—	—
All other fees(4)	—	—
Total	$402	$431
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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents included in this report:
1. Financial Statements
	Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-1
	Consolidated Balance Sheets	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Comprehensive Income	F-4
	Consolidated Statements of Changes in Unitholders’ Equity	F-5
	Consolidated Statements of Cash Flows	F-7
	Notes to Consolidated Financial Statements	F-8

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

2.3#
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

3.7
Third Amended and Restated Limited Liability Company Agreement of Rattler Midstream Operating LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on December 27, 2021).

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

4.4*
Supplemental Indenture, dated as of December 8, 2021, among Rattler WTG LLC, as guaranteeing subsidiary, Rattler Midstream LP, as issuer, Rattler Midstream Operating LLC, Tall City Towers LLC, Rattler OMOG LLC and Rattler Ajax Processing LLC, as the other guarantors, and Wells Fargo Bank, National Association, as trustee.

4.5*
Supplemental Indenture, dated as of December 22, 2021, among Rattler Holdings LLC, as guaranteeing subsidiary, Rattler Midstream LP, as issuer, Rattler Midstream Operating LLC, Tall City Towers LLC, Rattler OMOG LLC and Rattler Ajax Processing LLC, as the other guarantors, and Wells Fargo Bank, National Association, as trustee.

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

10.12
Second Amendment to the Credit Agreement, dated as of November 2, 2020, by and among Rattler Midstream Operating LLC, as borrower, Rattler Midstream LP, as parent, Wells Fargo Bank, National Association, as the administrative agent, and certain lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38919) filed on November 5, 2020).

3. Exhibits
Exhibit Number	Description
10.13
Third Amendment to the Credit Agreement, dated as of December 21, 2021, among Rattler Midstream Operating LLC, as borrower, Rattler Midstream LP, as parent, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on December 27, 2021).

10.14
Subordinated Promissory Note, dated as of July 14, 2020, made by Rattler Midstream Operating LLC payable to Rattler Midstream LP (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on July 14, 2020).

10.15+
Rattler Midstream LP Long-Term Incentive Plan, adopted effective as of May 22, 2019, (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

10.16+	2019 Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).
10.17+	2020 Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K (File No. 001-38919) filed on February 26, 2020).
10.18+	2021 Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (File No. 001-38919) filed on February 25, 2021).
10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).
10.20
Amended and Restated Services and Secondment Agreement, dated as of December 22, 2021, by and among Diamondback Energy, Inc., Diamondback E&P LLC, Rattler Midstream GP LLC, Rattler Midstream LP, Rattler Holdings LLC and Rattler Midstream Operating LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on December 27, 2021).

10.21
Tax Sharing Agreement, dated as of May 28, 2019, by and between Diamondback Energy, Inc. and Rattler Midstream Operating LLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP.
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1++
Certification of Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statement of Changes in Unitholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

RATTLER MIDSTREAM LP
Date:	February 24, 2022
		By:	RATTLER MIDSTREAM GP LLC,
its General Partner

		By:	/s/ Travis D. Stice
		Name:	Travis D. Stice
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Travis D. Stice	Chief Executive Officer and Director	February 24, 2022
Travis D. Stice	(Principal Executive Officer)

/s/ Teresa L. Dick	Chief Financial Officer	February 24, 2022
Teresa L. Dick	(Principal Financial and Accounting Officer)

/s/ Kaes Van’t Hof	President and Director	February 24, 2022
Kaes Van’t Hof

/s/ Laurie H. Argo	Director	February 24, 2022
Laurie H. Argo

/s/ Arturo Vivar	Director	February 24, 2022
Arturo Vivar

/s/ Steven E. West	Director	February 24, 2022
Steven E. West

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Unitholders
Rattler Midstream LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Rattler Midstream LP (a Delaware limited partnership) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, statements of comprehensive income, changes in unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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
Oklahoma City, Oklahoma
February 24, 2022

Rattler Midstream LP
Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
	(In thousands)
Assets
Current assets:
Cash	$19,897	$23,927
Accounts receivable—related party	58,154	57,447
Accounts receivable—third party, net	9,415	5,658
Sourced water inventory	13,081	10,108
Other current assets	1,181	1,127
Total current assets	101,728	98,267
Property, plant and equipment:
Land	98,645	85,826
Property, plant and equipment	1,075,405	1,012,777
Accumulated depreciation, amortization and accretion	(121,507)	(100,728)
Property, plant and equipment, net	1,052,543	997,875
Right of use assets	—	574
Equity method investments	612,541	532,927
Real estate assets, net	84,609	96,687
Intangible lease assets, net	3,650	4,262
Deferred tax asset	62,356	73,264
Other assets	3,708	4,732
Total assets	$1,921,135	$1,808,588
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$48,267	$42,647
Taxes payable	603	192
Short-term lease liability	—	574
Asset retirement obligations	79	35
Total current liabilities	48,949	43,448
Long-term debt	687,956	569,947
Asset retirement obligations	16,911	15,093
Total liabilities	753,816	628,488
Commitments and contingencies (Note 15)
Unitholders’ equity:
General Partner—Diamondback	819	899
Common units—public (38,356,771 units issued and outstanding as of December 31, 2021 and 42,356,637 units issued and outstanding as of December 31, 2020)	350,230	385,189
Class B units—Diamondback (107,815,152 units issued and outstanding as of December 31, 2021 and as of December 31, 2020)	819	899
Accumulated other comprehensive income (loss)	10	(123)
Total Rattler Midstream LP unitholders’ equity	351,878	386,864
Non-controlling interest	815,441	793,638
Non-controlling interest in accumulated other comprehensive income (loss)	—	(402)
Total equity	1,167,319	1,180,100
Total liabilities and unitholders’ equity	$1,921,135	1,808,588

The accompanying notes are an integral part of these consolidated financial statements.

Rattler Midstream LP
Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019
	(In thousands, expect per unit amounts)
Revenues:
Midstream revenues—related party	$356,498	$379,089	$409,120
Midstream revenues—third party	26,893	31,124	24,324
Other revenues—related party	8,909	7,801	5,150
Other revenues—third party	4,041	5,891	9,079
Total revenues	396,341	423,905	447,673
Costs and expenses:
Direct operating expenses	102,925	131,393	106,311
Cost of goods sold (exclusive of depreciation and amortization)	43,470	38,370	62,856
Real estate operating expenses	2,231	2,361	2,643
Depreciation, amortization and accretion	49,196	53,123	42,336
Impairment and abandonments	3,371	918	—
General and administrative expenses	21,611	16,367	12,663
(Gain) loss on disposal of assets	4,956	(729)	1,524
Total costs and expenses	227,760	241,803	228,333
Income (loss) from operations	168,581	182,102	219,340
Other income (expense):
Interest income (expense), net	(32,080)	(17,287)	(1,039)
Gain (loss) on sale of equity method investments	23,020	—	—
Income (loss) from equity method investments	14,779	(9,881)	(6,329)
Total other income (expense), net	5,719	(27,168)	(7,368)
Net income (loss) before income taxes	174,300	154,934	211,972
Provision for (benefit from) income taxes	10,530	10,229	26,253
Net income (loss)	163,770	144,705	185,719
Less: Net income (loss) before initial public offering	—	—	65,995
Net income (loss) subsequent to initial public offering	163,770	144,705	119,724
Less: Net income (loss) attributable to non-controlling interest	126,990	110,014	90,922
Net income (loss) attributable to Rattler Midstream LP	$36,780	$34,691	$28,802

Net income (loss) attributable to limited partners per common unit:
Basic	$0.86	$0.74	$0.64
Diluted	$0.86	$0.74	$0.64
Weighted average number of limited partner common units outstanding:
Basic	40,682	43,739	43,622
Diluted	40,682	43,739	43,622

The accompanying notes are an integral part of these consolidated financial statements.

Rattler Midstream LP
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net income (loss)	$163,770	$144,705	$185,719
Other comprehensive income (loss):
Change in accumulated other comprehensive income (loss) of equity method investees attributable to non-controlling interest	402	223	(625)
Change in accumulated other comprehensive income (loss) of equity method investees attributable to limited partner	133	75	(198)
Total other comprehensive income (loss)	535	298	(823)
Comprehensive income (loss)	$164,305	$145,003	$184,896

The accompanying notes are an integral part of these consolidated financial statements.

Rattler Midstream LP
Consolidated Statement of Changes in Unitholders’ Equity

	Predecessor	Partnership
	Limited Partners Member’s Equity	Limited Partners				General Partner	Non-Controlling Interest	Accumulated Other Comprehensive Income	Non-Controlling Interest-Accumulated Other Comprehensive Income
	Amount	Common Units	Amount	Class B Units	Amount	Amount	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2018	527,125	—	—	—	1	—	—	—	—	527,126
Contributions from Diamondback	458,674	—	—	—	—	—	—	—	—	458,674
Net proceeds from the offering - public	—	43,700	719,376	—	—	—	—	—	—	719,376
Net proceeds from the offering - General Partner	—	—	—	—	—	1,000	—	—	—	1,000
Net proceeds from the offering - Diamondback	—	—	—	107,815	999	—	—	—	—	999
Unit-based compensation	—	—	4,457	—	—	—	—	—		4,457
Elimination of current and deferred tax liabilities	31,094	—	—	—	—	—	—	—	—	31,094
Allocation of net investment to unitholder	(322,663)	—	—	—	—	—	322,663	—	—	—
Distributions prior to the offering	(33,712)	—	—	—	—	—	—	—	—	(33,712)
Distributions subsequent to the offering	(726,513)	—	(14,858)	—	(21)	(21)	(36,657)	—	—	(778,070)
Other comprehensive income	—	—	—	—	—	—	—	(198)	(625)	(823)
Net income (loss) prior to the offering	65,995	—	—	—	—	—	—	—	—	65,995
Net income (loss) subsequent to the offering	—	—	28,802	—	—	—	90,922	—	—	119,724
Balance at December 31, 2019	$—	43,700	$737,777	107,815	$979	$979	$376,928	$(198)	$(625)	$1,115,840

The accompanying notes are an integral part of these consolidated financial statements.

Rattler Midstream LP
Consolidated Statement of Changes in Unitholders’ Equity - Continued

	Partnership
	Limited Partners				General Partner	Non-Controlling Interest	Accumulated Other Comprehensive Income	Non-Controlling Interest-Accumulated Other Comprehensive Income
	Common Units	Amount	Class B Units	Amount	Amount	Amount	Amount	Amount	Total

Balance at December 31, 2019	43,700	$737,777	107,815	$979	$979	$376,928	$(198)	$(625)	$1,115,840
Unit-based compensation	460	8,895	—	—	—	—	—	—	8,895
Distribution equivalent rights payments	—	(2,238)	—	—	—	—	—	—	(2,238)
Other comprehensive income (loss)	—	—	—	—	—	—	75	223	298
Distributions	—	(46,906)	—	(80)	(80)	(115,362)	—	—	(162,428)
Change in ownership of consolidated subsidiaries, net	—	(330,924)	—	—	—	422,058	—	—	91,134
Units repurchased for tax withholding	(153)	(1,365)	—	—	—	—	—	—	(1,365)
Repurchased units as part of unit buyback	(1,650)	(14,741)	—	—	—	—	—	—	(14,741)
Net income (loss)	—	34,691	—	—	—	110,014	—	—	144,705
Balance at December 31, 2020	42,357	385,189	107,815	899	899	793,638	(123)	(402)	1,180,100
Repurchased units as part of unit buyback	(4,411)	(47,591)	—	—	—	—	—	—	(47,591)
Unit-based compensation	—	9,843	—	—	—	—	—	—	9,843
Issuance of common units	411	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	133	402	535
Change in ownership of consolidated subsidiaries, net	—	6,032	—	—	—	(7,695)	—	—	(1,663)
Cash paid for tax withholding on vested common units	—	(1,714)	—	—	—	—	—	—	(1,714)
Distribution equivalent rights payments	—	(1,769)	—	—	—	—	—	—	(1,769)
Distributions	—	(36,540)	—	(80)	(80)	(97,492)	—	—	(134,192)
Net income (loss)	—	36,780	—	—	—	126,990	—	—	163,770
Balance at December 31, 2021	38,357	$350,230	107,815	$819	$819	$815,441	$10	$—	$1,167,319

The accompanying notes are an integral part of these consolidated financial statements.

Rattler Midstream LP
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$163,770	$144,705	$185,719
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for deferred income taxes	9,212	10,229	26,253
Depreciation, amortization and accretion	49,196	53,123	42,336
(Gain) loss on disposal of assets	4,956	(729)	1,524
Unit-based compensation expense	9,843	8,895	5,208
Impairment and abandonments	3,371	918	—
(Gain) loss on sale of equity method investments	(23,020)	—	—
(Income) loss from equity method investments	(14,779)	9,881	6,329
Distributions from equity method investments	34,739	—	—
Other	2,009	970	—
Changes in operating assets and liabilities:
Accounts receivable—related party	(675)	(7,177)	(65,032)
Accounts receivable—third party	1,211	855	(1,212)
Accounts payable and accrued liabilities	7,777	2,742	34,299
Other	490	5,487	(17,231)
Net cash provided by (used in) operating activities	248,100	229,899	218,193
Cash flows from investing activities:
Additions to property, plant and equipment	(32,169)	(136,820)	(241,786)
Acquisitions of property, plant and equipment	(160,000)	—	—
Contributions to equity method investments	(9,085)	(102,499)	(336,601)
Acquisition of equity method investment	(104,502)	—	—
Distributions from equity method investments	9,107	39,767	—
Proceeds from the sale of equity method investments	23,485	—	—
Proceeds from the sale of real estate	9,191	—	—
Proceeds from the sale of fixed assets	80,650	18,743	18
Net cash provided by (used in) investing activities	(183,323)	(180,809)	(578,369)
Cash flows from financing activities:
Proceeds from Note Offering	—	500,000	—
Proceeds from borrowings from revolving credit facility	355,000	211,000	463,000
Payments on revolving credit facility	(239,000)	(556,000)	(39,000)
Debt issuance costs	—	(10,023)	(4,310)
Net proceeds from initial public offering—public	—	—	719,377
Repurchased units as part of unit buyback	(47,591)	(14,741)	—
Distribution to public	(36,540)	(46,906)	(14,858)
Distribution to Diamondback	(97,114)	(115,442)	(763,191)
Other	(3,562)	(3,684)	1,227
Net cash provided by (used in) financing activities	(68,807)	(35,796)	362,245
Net increase (decrease) in cash	(4,030)	13,294	2,069
Cash at beginning of period	23,927	10,633	8,564
Cash at end of period	$19,897	$23,927	$10,633
Supplemental disclosure of cash flow information:
Interest paid	$29,160	$7,381	$2,707
Supplemental disclosure of non-cash financing activity:
Contributions from Diamondback	$—	$—	$456,055
Supplemental disclosure of non-cash investing activity:
Increase in long-term assets and inventory due to contributions from Diamondback	$—	$—	$456,055
Accrued liabilities related to capital expenditures	$7,020	$5,328	$42,160

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

Prior to the closing on May 28, 2019 of the initial public offering (“IPO”), Diamondback owned all of the general and limited partner interests in the Partnership. In connection with the IPO, the Partnership (i) issued 43,700,000 common units to the public at a price of $17.50 per common unit, representing a 29% voting limited partner interest in the Partnership, for net proceeds of approximately $719.4 million, (ii) issued 107,815,152 Class B units representing an aggregate 71% voting limited partner interest in the Partnership, in exchange for a $1.0 million cash contribution from Diamondback, (iii) issued a general partner interest in the Partnership to Rattler Midstream GP LLC (the “General Partner”) in exchange for a $1.0 million cash contribution from the General Partner and (iv) caused Rattler Midstream Operating LLC (the “Operating Company”) to make a distribution of approximately $726.5 million to Diamondback. Diamondback, as the holder of the Class B units, and the General Partner, as the holder of the general partner interest, are entitled to receive cash preferred distributions equal to 8% per annum on the outstanding amount of their respective $1.0 million capital contributions, payable quarterly.

As of December 31, 2021, the General Partner held a 100% general partner interest in the Partnership and Diamondback beneficially owned all of the Partnership’s 107,815,152 outstanding Class B units, representing approximately 74% of the Partnership’s total units outstanding. Diamondback owns and controls the General Partner.

On December 22, 2021, the Partnership completed an internal reorganization (the “Reorganization”), which included the contribution (the “Contribution”) of 100% of the limited liability company interests the Partnership held in Rattler Midstream Operating LLC (“the Operating Company”) to Rattler Holdings LLC, a newly-formed, wholly-owned subsidiary of the Partnership (the “Holding Company”). As a result of the Contribution, the Holding Company was admitted as a member of the Operating Company, and replaced the Partnership as the managing member of the Operating Company.

As of December 31, 2021, the Holding Company owned a 26% membership interest and 100% of the sole managing membership interest in the Operating Company, and Diamondback owned, through its ownership of the Operating Company units, a 74% economic, non-voting interest in the Operating Company. As required by accounting principles generally accepted in the United States (“GAAP”), the Partnership consolidates 100% of the assets and operations of the Holding Company and the Operating Company in its financial statements and reflects a non-controlling interest to Diamondback. In addition to the Holding Company and the Operating Company, other consolidated subsidiaries of the Partnership include Tall City Towers LLC (“Tall Towers”), Rattler Ajax Processing LLC, Rattler WTG LLC and Rattler OMOG LLC.

The Partnership also owns indirect interests in OMOG JV LLC (“OMOG”); EPIC Crude Holdings, LP (“EPIC”); EPIC Crude Holdings GP, LLC; Wink to Webster Pipeline LLC (“Wink to Webster”); Gray Oak Pipeline, LLC (“Gray Oak”) and Remuda Midstream Holdings LLC which are accounted for as equity method investments as discussed further in Note 7—Equity Method Investments.

Basis of Presentation

Prior to the Partnership’s IPO on May 28, 2019, the Partnership’s services were performed by the Predecessor, which was a wholly-owned subsidiary of Diamondback. The consolidated results of operations following the completion of the IPO are presented together with the results of operations pertaining to the Predecessor. These consolidated results were prepared from the separate records maintained by the Partnership and may not be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported.

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

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry, given the challenges resulting from volatility in oil and natural gas prices. For instance, in response to the effects of COVID-19 and actions by OPEC members and other exporting nations on the supply and demand in global oil and natural gas markets, many companies in the oil and natural gas industry, including Diamondback, changed their business plans in response to changing market conditions. Such circumstances generally increase the uncertainty in the Partnership’s accounting estimates, particularly those involving financial forecasts.

The Partnership evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods it considers reasonable in each particular circumstance. Nevertheless, actual results may differ significantly from the Partnership’s estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include, but are not limited to, (i) revenue accruals, (ii) the fair value of long-lived assets and equity method investments, and (iii)  income taxes.

Cash

Cash represents unrestricted cash maintained in bank deposit accounts.

Accounts Receivable-Related Party

Accounts receivable-related party consist of receivables from Diamondback, or one of its affiliates. The receivable balance represents operating income less certain cash payments as of December 31, 2021 and 2020.

Accounts Receivable-Third Party

Accounts receivable-third party consist primarily of receivables from gathering services, sourced water and rental agreements. The customers and lessees remit payment for services performed and/or goods received directly to the Partnership. Most payments for gathering services, sourced water and rental agreements are received within two months after the date of service performed or goods delivered.

Accounts receivable are stated at amounts due from customers and lessees, net of an allowance for expected losses as estimated by the Partnership when collection is deemed doubtful. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Partnership determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Partnership’s previous loss history, the debtor’s current ability to pay its obligation to the Partnership, the condition of the general economy and the industry as a whole. The Partnership writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. At December 31, 2021 and 2020, the Partnership’s allowance for expected losses was immaterial.

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

Sourced Water Inventory

Sourced water inventory is stated at the lower of historical cost or net realizable value. Inventory costs are determined under the weighted-average method.

Property, Plant and Equipment

Property, plant and equipment (“PP&E”) consist of land, gathering pipelines, facilities and related equipment, which are stated at the lower of historical cost less accumulated depreciation, amortization and accretion, or fair value, if impaired. The Partnership capitalizes construction-related direct labor and material costs. Maintenance and repair costs are expensed as incurred. PP&E assets are depreciated using the straight-line method over the useful lives of the assets ranging from three to thirty years. Upon sale or retirement of depreciable property, the respective cost and related accumulated depreciation, amortization and accretion is eliminated from the balance sheet and the resulting gain or loss is recognized in the statement of operations.

Equity Method Investments

The Partnership accounts for its corporate joint ventures under the equity method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 323 “Investments — Equity Method and Joint Ventures.” The Partnership applies the equity method of accounting to investments of less than 50% in an investee over which the Partnership exercises significant influence but does not have control, and investments of greater than 50% in an investee over which the Partnership does not exercise significant influence or have control. Under the equity method of accounting, the Partnership’s share of the investee’s earnings or loss is recognized in the statement of operations. As of December 31, 2021, the Partnership’s proportionate share of the income or loss from equity method investments is recognized on a one-month lag for all equity method investments.

Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions, material intercompany transactions and extent of ownership by an investor in relation to the concentration of other shareholdings. Additionally, an investment in a limited liability company that maintains a specific ownership account for each investor shall be viewed as similar to an investment in a limited partnership for purposes of determining whether a non-controlling investment shall be accounted for using the cost method or the equity method.

The Partnership reviews its investments to determine if a loss in value which is other than a temporary decline has occurred. If such a loss has occurred, the Partnership recognizes an impairment provision. See Note 7—Equity Method Investments in the notes to the consolidated financial statements in this Annual Report for further discussion of the Partnership’s equity method investments.

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

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

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

Impairment of Long-Lived Assets

The Partnership reviews its long-lived assets whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable from its estimated future undiscounted cash flows. An impairment loss is the difference between the carrying amount and fair value of the asset. See Note 6—Property, Plant and Equipment in the notes to the consolidated financial statements in this Annual Report for additional discussion of impairment of long-lived assets.

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

Accrued Liabilities and Accounts Payable

Accrued liabilities and accounts payable consist of the following:

	As of
	December 31, 2021	December 31, 2020
	(In thousands)
Direct operating expenses accrued	$12,978	$18,160
Interest expense accrued	12,911	12,969
Capital expenditures accrued	5,509	5,328
Sourced water purchases accrued	7,040	3,597
Accounts payable	8,452	139
Other	1,377	2,454
Accounts payable and accrued liabilities	$48,267	$42,647

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

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

Accumulated Other Comprehensive Income

The following table provides changes in the components of accumulated other comprehensive income, net of related income tax effects:

(In thousands)
Balance as of December 31, 2020	$(525)
Other comprehensive income (loss)	535
Balance as of December 31, 2021	$10

Non-controlling interest

Non-controlling interest in the accompanying consolidated financial statements represents Diamondback’s ownership in the net assets of the Operating Company. When Diamondback’s relative ownership interest in the Operating Company changes, adjustments to non-controlling interest and common unitholder’s equity, tax effected, will occur. If the changes in the Holding Company’s ownership interest in the Operating Company do not result in a change of control, the transactions are accounted for as equity transactions under ASC Topic 810, “Consolidation.” This guidance requires that any differences between the carrying value of the Holding Company’s basis in the Operating Company and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. See Note 10—Unitholders’ Equity and Partnership Distributions for discussion of changes in the Partnership’s and Holding Company’s ownership interest during the years ended December 31, 2021, 2020 and 2019.

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

The following is a summary of the Partnership’s types of commercial agreements with Diamondback:

•Crude Oil Gathering Agreement. Under the crude oil gathering agreements, the Partnership receives a volumetric fee per Bbl for gathering and delivering crude oil produced within the acreage subject to the acreage dedications (the “Acreage Dedications”).

•Gas Gathering and Compression Agreement. Under the gas gathering and compression agreement, the Partnership received a volumetric fee per MMBtu for gathering and processing all natural gas produced by Diamondback within the Acreage Dedications. The Partnership divested substantially all of its gas gathering and compression assets in the fourth quarter of 2021 as discussed in Note 4—Acquisitions and Divestitures.

•Produced and Flowback Water Gathering and Disposal Agreements. Under the produced and flowback water gathering and disposal agreements, the Partnership receives a fee for gathering or disposing of water produced from operating crude oil and natural gas wells within the Acreage Dedications. The fee is comprised of a volumetric fee per Bbl for the produced water services the Partnership provides. In addition, the Partnership retains the skim oil that is a part of the produced water. The skim oil is processed by a third party, which provides the Partnership a volumetric fee per Bbl.

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

•Sourced Water Purchase and Services Agreements. Under the sourced water purchase and services agreements, the Partnership receives a fee for sourcing, transporting and delivering all raw sourced water and recycled sourced water required by Diamondback and third parties to carry out its oil and natural gas activities within the Acreage Dedications. The fee is comprised of a volumetric fee per Bbl for the type of sourced water services the Partnership provides.

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

Concentrations

The Partnership derives substantially all of its revenue from its commercial agreements with Diamondback, which carry initial terms ending in 2034. The Partnership operates produced water disposal wells with other working interest owners. The revenues and expenses related to these disposal activities are reported on a net basis as part of revenues and costs and expenses.

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

The Partnership is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the year ended December 31, 2021, there was no interest or penalties associated with uncertain tax positions recognized in the Partnership’s consolidated financial statements. See Note 13—Income Taxes for further details.

Common Control Transactions

A contribution or acquisition of a set of assets and related liabilities (a “set”) to the Partnership from Diamondback is analyzed to determine whether the set meets the definition of a business in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” A contribution or acquisition of a set of assets that does not constitute a business is recognized at the date of the transfer at its carrying amount in the accounts of Diamondback in accordance with the guidance regarding transactions between entities under common control in ASC 805-50. Management then evaluates whether the asset contribution results in a change in the reporting entity, as defined in ASC Topic 250, “Accounting Changes and Error Corrections.” An asset contribution or acquisition that does not constitute a change in the reporting entity is accounted for prospectively from the date of the transfer, while an asset contribution or acquisition that constitutes a change in the reporting entity would result in retrospective application of the transaction.

See Note 4—Acquisitions and Divestitures for additional discussions of common control transactions with Diamondback.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, "Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes." This update was intended to simplify the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance. This update was effective for public business entities beginning after December 15, 2020 with early adoption permitted. The Partnership adopted ASU 2019-12 effective January 1, 2021 and does not believe that it has had an impact on its financial position, results of operations or liquidity.

Accounting Pronouncements Not Yet Adopted

There are no recent accounting pronouncements not yet adopted.

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

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

Disaggregation of Revenue

In the following table, revenue from contracts with customers is disaggregated by type of service and type of fee.

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Produced water gathering and disposal	$269,984	$290,043	$275,882
Sourced water gathering	68,613	68,800	115,135
Crude oil gathering	25,653	29,862	27,206
Natural gas gathering	18,827	20,479	14,317
Real estate contracts (non ASC 606 revenues)	12,950	13,692	14,229
Surface revenue (non ASC 606 revenues)	314	1,029	904
Total revenues	$396,341	$423,905	$447,673

4.    ACQUISITIONS AND DIVESTITURES

2021 Activity

Acquisitions

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

Drop Down Transaction

On December 1, 2021, the Partnership acquired certain water midstream assets (the “Drop Down assets”) from Diamondback and certain of its subsidiaries (the “Seller”) for $160.0 million, including closing adjustments, in cash in a drop down transaction (the “Drop Down”). The Partnership and the Seller have also mutually agreed to amend their commercial agreements covering produced water gathering and disposal and sourced water gathering services to add certain Diamondback leasehold acreage to the Partnership’s dedication. The Drop Down was accounted for as a transaction between entities under common control, with assets recognized at Diamondback’s historical carrying value of $159.5 million in the consolidated balance sheet, and the difference between purchase price and historical carrying value recorded as a distribution in the consolidated statement of changes in unitholders’ equity.

The Drop Down assets include nine active saltwater disposal injection wells with 330 MBbl/d of capacity, seven produced water recycling and storage facilities, 20 fresh water pits and approximately 4,000 acres of fee surface. Also included are 55 miles of produced water gathering pipeline and 18 miles of sourced water gathering pipeline. The Partnership funded the transaction with borrowings under its revolving credit facility. The Drop Down, which was approved by the Conflicts Committee of the board of directors of the General Partner, was determined to be an asset acquisition that did not result in a change in the reporting entity. See Note 6—Property, Plant and Equipment for additional discussion of the Drop Down assets.

Divestitures

Amarillo Rattler Divestiture

On April 30, 2021, each of the Partnership and its joint venture partner, Amarillo Midstream, LLC, sold its 50% interest in Amarillo Rattler, LLC (“Amarillo Rattler”) to EnLink Midstream Operating, LP for aggregate total gross potential consideration of $75.0 million, consisting of $50.0 million at closing, $10.0 million upon the first anniversary of closing and up to $15.0 million in contingent earn-out payments over a three-year span based upon Diamondback's development activity. The earn-out payments are contingent on connected wells drilled in Diamondback’s leasehold acreage in the specified earn-out area

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

during each year between 2023 and 2025. Net of transaction expenses and working capital adjustments, the Partnership received $23.5 million at closing, with an incremental $5.0 million due in April 2022, which resulted in a gain on sale of equity method investments of $23.0 million in the consolidated statement of operations for the year ended December 31, 2021. The Partnership’s share of the contingent earn-out payments, which cannot exceed $7.5 million in total over the three-year span, will be recorded if and when the contingent payments become realizable.

Real Estate Divestiture

On June 28, 2021, the Partnership closed on the sale of one of its real estate properties located in Midland, Texas for proceeds of $9.1 million, including closing adjustments. The sale resulted in a loss on disposal of assets of $0.4 million in the consolidated statement of operations for the year ended December 31, 2021.

Pecos County Gas Gathering Divestiture

On November 1, 2021, the Partnership completed the sale of substantially all of its natural gas gathering assets to Brazos Delaware Gas, LLC, an affiliate of Brazos Midstream, for aggregate total gross potential consideration of $93.0 million, consisting of (i) $83.0 million paid at closing, after customary closing adjustments, (ii) a $5.0 million contingent payment due in 2023 if the aggregate actual deliveries of gas volumes into the gas gathering system by and/or on behalf of Diamondback and its affiliates exceed certain specified thresholds during 2022, and (iii) a $5.0 million contingent payment due in 2024 if the aggregate actual deliveries of gas volumes into the gas gathering system by and/or on behalf of Diamondback and its affiliates exceed certain specified thresholds during 2022 and 2023. The contingent payments will be recorded if and when they become realizable.

2020 Activity

Disposal Wells Divestiture

On December 31, 2020, the Partnership closed on a sale agreement through the Operating Company, which included five produced water disposal wells and related easements, licenses and permits for $18.7 million cash after adjustments for use of the disposal wells after the effective date. The sale resulted in a gain on disposal of $4.9 million which is included in (gain) loss on disposal of assets on the Consolidated Statement of Operations.

2019 Activity

Ajax and Energen Assets

Effective January 1, 2019, Diamondback contributed to the Predecessor certain midstream assets (the “Ajax Assets”) within the Permian Basin that it acquired from Ajax Resources LLC. The carrying value of assets included in this contribution was $21.5 million. The contributed assets were recognized by the Predecessor at Diamondback’s historical basis due to the entities being under common control.

Effective January 1, 2019, Diamondback contributed to the Predecessor certain midstream and real estate assets (“the Energen Assets”) within the Permian Basin that it acquired from Energen Corporation. The carrying value of assets included in this contribution was $279.0 million, net of $3.0 million in associated asset retirement obligations. The contributed assets were recognized by the Predecessor at Diamondback’s historical basis due to the entities being under common control.

EPIC and Gray Oak Joint Ventures

For the year ended December 31, 2019, Diamondback contributed $149.5 million for equity method investments in the EPIC and Gray Oak joint ventures.

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

5.    REAL ESTATE ASSETS

The following schedules present the cost and related accumulated depreciation or amortization (as applicable) of the Partnership’s real estate assets and intangible lease assets:

		As of December 31,
	Estimated Useful Lives	2021	2020
	(Years)	(In thousands)
Buildings	20-30	$94,825	$102,918
Tenant improvements	5-15	4,506	4,506
Land	N/A	964	2,437
Land improvements	5-15	531	484
Total real estate assets		100,826	110,345
Less: accumulated depreciation		(16,217)	(13,658)
Total investment in real estate, net		$84,609	$96,687

		As of December 31,
	Weighted Average Useful Lives	2021	2020
	(Months)	(In thousands)
In-place lease intangibles	45	$11,645	$11,405
Less: accumulated amortization		(9,520)	(8,980)
In-place lease intangibles, net		2,125	2,425

Above-market lease intangibles	45	3,623	3,623
Less: accumulated amortization		(2,098)	(1,786)
Above-market lease intangibles, net		1,525	1,837
Total intangible lease assets, net		$3,650	$4,262

The Partnership sold one if its real estate properties in the second quarter of 2021. See Note 4—Acquisitions and Divestitures for discussion regarding the sale.

Depreciation and amortization expense for real estate assets was $4.3 million, $8.0 million and $7.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table presents the Partnership’s estimated amortization expense related to lease intangibles for the periods indicated (in thousands):

2022	2023	2024	2025	2026	Thereafter
$564	$766	$940	$1,014	$354	$12

See Note 4—Acquisitions and Divestitures for discussion of the Partnership’s significant real estate divestiture.

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

6.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth the Partnership’s property, plant and equipment:

		As of December 31,
	Estimated Useful Lives	2021	2020
	(Years)	(In thousands)
Produced water disposal systems	10-30	$766,052	$654,545
Crude oil gathering systems(1)	30	135,869	133,998
Natural gas gathering and compression systems(1)	10-30	6,192	112,072
Sourced water gathering systems(1)	30	166,549	112,162
Other	3	743	—
Total property, plant and equipment		1,075,405	1,012,777
Less: accumulated depreciation, amortization and accretion		(121,507)	(100,728)
Land	N/A	98,645	85,826
Total property, plant and equipment, net		$1,052,543	$997,875

(1)Included in gathering systems are $13.1 million and $27.5 million of assets at December 31, 2021 and December 31, 2020, respectively, that are not subject to depreciation, amortization and accretion as the systems were under construction and had not yet been put into service.

The Drop Down assets acquired from Diamondback in the fourth quarter of 2021 included $91.5 million of produced water disposal system assets, $54.5 million of sourced water gathering systems, $12.2 million of land, and an insignificant amount of sourced water inventory.

The Partnership sold substantially all of its natural gas gathering assets during the fourth quarter of 2021. See Note 4—Acquisitions and Divestitures for discussion regarding the sale of these assets.

Depreciation expense related to property, plant and equipment was $43.6 million, $43.8 million and $33.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Depreciation expense in 2021 included a write-off of $3.4 million related to in-service projects that were abandoned during the year.

Capitalized internal costs and capitalized interest related to property, plant and equipment were immaterial for the years ended December 31, 2021, 2020 and 2019.

The Partnership evaluates its long-lived assets for potential impairment whenever events or circumstances indicate it is more likely than not that the carrying amount of the asset, or set of assets, is greater than the fair value. An impairment involves comparing the estimated future undiscounted cash flows of an asset with the carrying amount. If the carrying amount of the asset exceeds the estimated future undiscounted cash flows, then an impairment charge is recorded for the difference between the estimated fair value of the asset and its carrying value. The Partnership had $3.4 million in impairment losses for costs incurred on projects which had not yet begun construction during the year ended December 31, 2021 and similar immaterial impairments during the year ended December 31, 2020, which were recorded in impairments and abandonments on the consolidated statement of operations. The Partnership had no impairment loss for the year ended 2019. It is possible that circumstances requiring additional impairment testing will occur in future interim periods, which could result in potentially material impairment charges being recorded.

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

7.    EQUITY METHOD INVESTMENTS

The following table presents the carrying values of the Partnership’s equity method investments as of the dates indicated:

	Ownership Interest	December 31, 2021	December 31, 2020
		(In thousands)
EPIC Crude Holdings, LP(1)	10%	$107,210	$120,863
Gray Oak Pipeline, LLC(2)	10%	121,105	130,353
Wink to Webster Pipeline LLC(3)	4%	86,207	82,631
OMOG JV LLC(4)	60%	187,809	193,726
Amarillo Rattler, LLC (5)	—%	—	5,354
Remuda Midstream Holdings LLC(6)	25%	110,143	—
BANGL, LLC(7)	—%	67	—
Total		$612,541	$532,927
(1)EPIC Crude Holdings, LP (“EPIC”) owns and operates a pipeline (the “EPIC pipeline”) that transports crude oil and NGLs across Texas for delivery into the Corpus Christi market. The EPIC pipeline became fully operational in April 2020.
(2)Gray Oak Pipeline, LLC (“Gray Oak”) owns and operates a pipeline (the “Gray Oak pipeline”) that transports crude oil from the Permian to Corpus Christi on the Texas Gulf Coast. The Gray Oak pipeline became fully operational in April 2020.
(3)The Wink to Webster joint venture is developing a crude oil pipeline (the “Wink to Webster pipeline”). The Wink to Webster pipeline’s main segment began interim service operation in the fourth quarter of 2020, and the joint venture is expected to begin full commercial operations in the first quarter of 2022.
(4)OMOG JV LLC (“OMOG”) owns and operates a crude oil gathering system in the Permian Basin.
(5)The ownership interest in Amarillo Rattler was 50% at December 31, 2020. See Note 4—Acquisitions and Divestitures for discussion regarding the sale of this equity method investment during the second quarter of 2021.
(6)Remuda Midstream Holdings LLC (“WTG joint venture”) owns a majority interest in WTG Midstream. WTG Midstream owns and operates a gas gathering system and six major gas processing plants servicing the Midland Basin. See Note 4—Acquisitions and Divestitures for discussion regarding the acquisition of this equity method investment.
(7)Includes $0.1 million of direct transaction costs incurred in the fourth quarter of 2021 for the acquisition of the BANGL Joint Venture in the first quarter of 2022, as defined and discussed further in Note 16—Subsequent Events.

Currently, the Partnership receives distributions from Gray Oak and OMOG, which are classified either within the operating or investing sections of the consolidated statements of cash flows by determining the nature of each distribution. The following table presents total distributions received from the Partnership’s equity method investments for the periods indicated:

	Year Ended December 31,
	2021	2020
	(In thousands)
Gray Oak Pipeline, LLC	$25,435	$23,298
OMOG JV LLC	18,411	16,469
Total	$43,846	$39,767

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

The following summarizes the income (loss) of equity method investees reflected in the Consolidated Statement of Operations for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
EPIC Crude Holdings, LP	$(15,713)	$(8,761)	$(6,597)
Gray Oak Pipeline, LLC	16,187	9,911	831
Wink to Webster Pipeline LLC	(3,441)	(1,655)	(539)
OMOG JV LLC	12,493	(8,950)	(24)
Amarillo Rattler, LLC	(388)	(426)	—
Remuda Midstream Holdings LLC	5,641	—	$—
Total	$14,779	$(9,881)	$(6,329)

Summarized Financial Information

The following tables set forth summarized financial information of the Partnership’s equity method investments for the periods indicated:

	As of December 31,
	2021	2020
Balance Sheet	(In thousands)
Current assets	$760,912	$435,903
Property, plant and equipment	7,726,881	7,041,573
Other assets	151,211	158,861
Total assets	8,639,004	7,636,337
Current liabilities	578,106	243,884
Other liabilities	2,796,189	2,586,449
Member's Equity	5,264,709	4,806,004
Total liabilities and member's equity	$8,639,004	$7,636,337

	Year Ended December 31,
	2021	2020
Income Statement	(In thousands)
Revenue	$1,130,785	$444,869
Operating expenses	$433,444	$378,209
Net income (loss)	$(4,179)	$(36,694)

As of December 31, 2021 and 2020, the carrying value of the Partnership’s equity method investments was $612.5 million and $532.9 million, respectively. There was an aggregate difference of $(3.0) million and $(4.0) million between the carrying amounts of these investments and the amounts of underlying equity in net assets of these investments as of December 31, 2021 and 2020, respectively. The Partnership’s basis in these assets includes certain capitalized formation costs and basis differences related to the Partnership's initial investment into each asset above its carrying value.

During the year ended December 31, 2021, the Partnership’s income from equity method investment includes a proportional charge of $3.5 million representing impairment recorded by the investee associated with inventory write-downs and abandoned projects. During the year ended December 31, 2020, the Partnership’s loss from equity method investment includes a proportional charge of $15.8 million representing goodwill impairment recorded by an investee. No other impairments were recorded for the Partnership’s or Predecessor’s equity method investments during the years ended December 31, 2021, 2020, and 2019.

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

The Partnership reviews its equity method investments to determine if a loss in value which is other than a temporary decline has occurred when events indicate the carrying value of the investment may not be recoverable. Based on indicators present at December 31, 2021, the Partnership reviewed its investment in EPIC and determined the carrying value of the investment was less than its estimated fair value due to a reduction in expected future cash flow. However, based on the Partnership’s review of various factors leading to the decline in the fair value of the investment, it was determined the carrying value of the EPIC investment will recover in the near term and therefore an other than temporary impairment in the carrying value of the EPIC equity method investment does not exist at December 31, 2021. However, should the conclusions on certain factors included in the Partnership’s analysis including estimates of EPIC’s future cash flows change, the Partnership may recognize an impairment that could materially impact its consolidated financial statements.

The entities in which the Partnership is invested all serve customers in the oil and natural gas industry, which experienced economic challenges due to the COVID-19 pandemic and other macroeconomic factors during 2020 and early 2021. Although the oil and natural gas industry substantially recovered from these impacts in 2021, it continues to be subject to pricing volatility due to the Delta and Omicron COVID-19 variants. As such, further economic challenges could occur in future interim periods, and could result in circumstances requiring the Partnership to record potentially material impairment charges of its equity method investments.

8.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	As of December 31,
	2021	2020
	(In thousands)
5.625% unsecured Senior Notes due 2025(1)	$500,000	$500,000
Operating Company revolving credit facility	195,000	79,000
Unamortized debt issuance costs	(7,044)	(9,053)
Total long-term debt	$687,956	$569,947
(1)Interest on the Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2021. The Notes mature on July 15, 2025.

The Operating Company’s Revolving Credit Facility

On May 28, 2019, the Partnership, as parent, and the Operating Company, as borrower, entered into a credit agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of banks, including Wells Fargo Bank, National Association, as lenders party thereto. The Operating Company’s credit agreement (the “Credit Agreement”) provides for a revolving credit facility in the maximum amount of $600.0 million, which is expandable to $1.0 billion upon the Operating Company’s election, subject to obtaining additional lender commitments and satisfaction of customary conditions. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary breakage), and is required to be paid at the maturity date of May 28, 2024. The loan is guaranteed by the Partnership, Tall Towers, Rattler OMOG LLC, Rattler Ajax Processing LLC, Rattler WTG LLC and the Holding Company and is secured by substantially all of the Partnership’s, the Operating Company’s and the other guarantors’ assets. On October 22, 2021, Rattler WTG LLC became a guarantor and restricted subsidiary under the credit agreement. On December 21, 2021, the Operating Company entered into the third amendment to the Credit Agreement to, among other things, (i) permit the Reorganization, including, without limitation, the formation of the Holding Company and the Contribution and (ii) provide for the addition of the Holding Company as a Guarantor and Restricted Subsidiary (as such terms are defined in the Credit Agreement).

As of December 31, 2021, the Operating Company had $195.0 million of outstanding borrowings and $405.0 million available for future borrowings under the Credit Agreement.

The outstanding borrowings under the Credit Agreement bear interest at a per annum rate elected by the Operating Company that is based on the prime rate or LIBOR, in each case plus an applicable margin. The applicable margin ranges from 0.250% to 1.250% per annum for prime-based loans and 1.250% to 2.250% per annum for LIBOR loans, in each case depending on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement). The Operating Company is obligated to pay a quarterly commitment fee ranging from 0.250% to 0.375% per annum on the unused portion of the

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

commitment, which fee is also dependent on the Consolidated Total Leverage Ratio. The weighted average interest rates on the revolving credit facility were 1.41%, 2.10% and 3.13% for the years ended December 31, 2021, 2020 and 2019, respectively.

The Credit Agreement contains various affirmative and negative covenants and also contains financial maintenance covenants that require the maintenance of the financial ratios described below:

Financial Covenant	Required Ratio
Consolidated Total Leverage Ratio
Not greater than 5.00 to 1.00 (or not greater than 5.50 to 1.00 for 3 fiscal quarters following certain acquisitions), but if the Financial Covenant Election (as defined in the Credit Agreement) is made, then not greater than 5.25 to 1.00)

Consolidated Senior Secured Leverage Ratio commencing with the last day of any fiscal quarter in which the Financial Covenant Election (as defined in the Credit Agreement) is made	Not greater than 3.50 to 1.00
Consolidated Interest Coverage Ratio (as defined in the Credit Agreement)	Not less than 2.50 to 1.00

As of December 31, 2021, the Operating Company was in compliance with all financial maintenance covenants under the Credit Agreement. The lenders may accelerate all of the indebtedness under the Credit Agreement upon the occurrence and during the continuance of any event of default. The Credit Agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change in control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial maintenance covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. With certain specified exceptions, the terms and provisions of the Credit Agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

9.    UNIT-BASED COMPENSATION

On May 22, 2019, the board of directors of the General Partner adopted the Rattler Midstream LP Long-Term Incentive Plan (“LTIP”), for employees, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. Excluding unvested phantom units, as of December 31, 2021, the Partnership had 12,696,146 common units remaining for issuance under its LTIP of the 15,151,515 common units initially authorized. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

For the years ended December 31, 2021, 2020 and 2019, respectively, the Partnership incurred $9.8 million, $8.9 million and $5.2 million of unit-based compensation, respectively.

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

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

The following table presents the phantom unit activity under the LTIP for the year ended December 31, 2021:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2020	2,089,668	$17.07
Granted	259,916	$11.07
Vested	(571,341)	$16.34
Forfeited	(40,718)	$7.28
Unvested at December 31, 2021	1,737,525	$16.64

The aggregate fair value of phantom units that vested during the year ended December 31, 2021 was $9.3 million. As of December 31, 2021, the unrecognized compensation cost related to unvested phantom units was $23.1 million. Such cost is expected to be recognized over a weighted-average period of 2.33 years.

10.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has General Partner and limited partner units. At December 31, 2021, the Partnership had a total of 38,356,771 common units issued and outstanding and 107,815,152 Class B units issued and outstanding, of which no common units and 107,815,152 Class B units, representing approximately 74% of the Partnership’s total units outstanding, were beneficially owned by Diamondback. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

Common Unit Repurchase Program

On October 29, 2020, the board of directors of the General Partner approved a common unit repurchase program to acquire up to $100.0 million of the Partnership’s outstanding common units. The common unit repurchase program was authorized to extend through December 31, 2021, but in October 2021, the board of directors of the General Partner increased the repurchase program authorization to $150.0 million and extended the program indefinitely. The Partnership intends to purchase common units under the repurchase program opportunistically with cash on hand, free cash flow from operations and proceeds from potential liquidity events such as the sale of assets. The repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the General Partner at any time. Purchases under the repurchase program may be made from time to time in open market transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors. Any common units purchased as part of this program will be retired. During the year ended December 31, 2021, the Partnership repurchased approximately $47.6 million of common units under this repurchase program. As of December 31, 2021, $87.7 million remained available for repurchase under the Partnership’s common unit repurchase program.

Changes in Ownership of Consolidated Subsidiaries

The following table summarizes changes in the ownership interest in consolidated subsidiaries during the period:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net income (loss) attributable to the Partnership	$36,780	$34,691	$28,802
Change in ownership of consolidated subsidiaries	6,032	(330,924)	—
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$42,812	$(296,233)	$28,802

During the year ended December 31, 2021, the Partnership recorded adjustments to non-controlling interest of $(7.7) million, common unitholder equity of $6.0 million, and deferred tax liability of $1.7 million to reflect the ownership structure that was effective at December 31, 2021. During the year ended December 31, 2020, the Partnership recorded an adjustment to non-controlling interest of $422.1 million, common unitholder equity of $(330.9) million, and deferred tax asset of $91.1 million to reflect the ownership structure that was effective at December 31, 2020. The adjustment had no impact on earnings for the year ended December 31, 2020. There were no changes in the ownership interests in consolidated subsidiaries during the period between the closing of the IPO on May 28, 2019 and December 31, 2019.

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)

Cash Distributions

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

The following table presents cash distributions approved by the board of directors of the General Partner for the periods presented:

		Distributions
		(in thousands)
Period	Amount per Unit	Operating Company Distributions to Diamondback	Common Unitholders	Declaration Date	Unitholder Record Date	Payment Date

Q3 2019	$0.34	$36,657	$14,858	October 31, 2019	November 15, 2019	November 22, 2019
Q4 2019	$0.29	$31,266	$12,673	February 13, 2020	March 3, 2020	March 10, 2020
Q1 2020	$0.29	$31,267	$12,673	April 30, 2020	May 18, 2020	May 26, 2020
Q2 2020	$0.29	$31,267	$12,758	July 31, 2020	August 17, 2020	August 24, 2020
Q3 2020	$0.20	$21,562	$8,802	October 29, 2020	November 16, 2020	November 23, 2020
Q4 2020	$0.20	$21,563	$8,263	February 17, 2021	March 8, 2021	March 15, 2021
Q1 2021	$0.20	$21,563	$8,183	April 28, 2021	May 14, 2021	May 21, 2021
Q2 2021	$0.25	$26,954	$10,154	August 2, 2021	August 16, 2021	August 23, 2021
Q3 2021	$0.25	$27,412	$9,940	October 27, 2021	November 15, 2021	November 22, 2021

Rattler Midstream LP
Notes to Consolidated Financial Statements

11.    EARNINGS PER COMMON UNIT

Earnings per common unit on the consolidated statements of operations is based on the net income of the Partnership for the years ended December 31, 2021, 2020 and for the period after the closing of the IPO on May 28, 2019 through December 31, 2019, since this is the amount of net income that is attributable to the Partnership’s common units. The Partnership’s net income is allocated wholly to the common units, as the General Partner does not have an economic interest.

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

	Year Ended December 31,		May 28, 2019 to December 31, 2019
	2021	2020
	(In thousands, except per unit amounts)
Net income (loss) attributable to Rattler Midstream LP	$36,780	$34,691	$28,802
Less: net income allocated to participating securities(1)	(1,769)	(2,238)	(751)
Net income attributable to common unitholders	35,011	32,453	28,051
Weighted average common units outstanding:
Basic weighted average common units outstanding	40,682	43,739	43,622
Effect of dilutive securities:
Potential common units issuable(2)	—	—	—
Diluted weighted average common units outstanding	40,682	43,739	43,622
Net income per common unit, basic	$0.86	$0.74	$0.64
Net income per common unit, diluted	$0.86	$0.74	$0.64
(1)    Distribution equivalent rights granted to employees are considered participating securities.
(2)    For the years ended December 31, 2021, 2020 and 2019 no potential common units were included in the computation of diluted earnings per unit because their inclusion would have been anti-dilutive under the treasury stock method for the periods presented. However, such potential common units could dilute basic earnings per unit in future periods.

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)
12.    RELATED PARTY TRANSACTIONS

Related party transactions include transactions with Diamondback. The Partnership has entered into certain agreements that govern these transactions during the years ended December 31, 2021, 2020 and 2019 as described further below.

Commercial Agreements

The Partnership derives substantially all of its revenue from its commercial agreements with Diamondback for the provision of midstream services. Revenues generated from commercial agreements with Diamondback consist of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Produced water gathering and disposal	$263,833	$281,106	$271,634
Sourced water gathering	65,503	67,336	112,748
Natural gas gathering	18,827	20,479	14,317
Crude oil gathering	8,104	10,006	9,864
Surface revenue	231	162	557
Total	$356,498	$379,089	$409,120

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
In December 2021, the Partnership entered into a contribution agreement with Diamondback by which Diamondback contributed midstream assets to the Partnership, including certain produced water disposal wells and associated gathering assets, sourced water wells, fresh water pits and associated gathering assets. The contribution was effective as of December 1, 2021 and was comprised of assets with a historical carrying value of approximately $159.5 million. See Note 4—Acquisitions and Divestitures for further discussion on the Drop Down acquisition.

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
Fasken Center Agreement
The Partnership has entered into a long-term lease agreement with Diamondback for certain office space located within the Fasken Center. For the years ended December 31, 2021, 2020 and 2019, the Partnership received $8.9 million, $7.8 million and $5.2 million related to its lease agreement with Diamondback, respectively.

Services and Secondment Agreement

The Partnership reimburses Diamondback for the cost of the seconded employees and contractors, including their wages and benefits. For the years ended December 31, 2021, 2020, and 2019, the Partnership paid $7.7 million, $5.9 million and $5.1 million related to its service and secondment agreement with Diamondback.

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)
13.    INCOME TAXES

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

In certain circumstances, GAAP requires or permits entities such as the Predecessor to account for income taxes under the principles of ASC Topic 740, “Income Taxes” (“ASC Topic 740”), notwithstanding the fact that the separate legal entity’s activity is attributed to its owner for income tax purposes. Accordingly, the Predecessor has applied the principles of ASC Topic 740 to its financial statements herein, for periods prior to the Partnership’s IPO, as if the Predecessor had been subject to taxation as a corporation. For the year ended December 31, 2019, net income for the period prior to the Partnership’s IPO reflects income taxes based on federal and state income tax rates, net of federal benefit, applicable to the Predecessor as if it had been subject to taxation as a corporation. At the closing of the IPO, an adjustment of $31.1 million to equity of the Predecessor was recorded for the elimination of current and deferred tax liabilities related to the period prior to the IPO.

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

For the years ended December 31, 2021 and 2020, the Partnership’s net income from continuing operations reflects income tax expense of $10.5 million and $10.2 million, respectively. Net income from continuing operations for the 2019 period subsequent to the IPO reflects income tax expense of $8.1 million and net income of the Predecessor reflects income tax expense of $18.2 million in 2019. Total income tax expense from continuing operations for the years ended December 31, 2021, 2020 and 2019 differed from applying the U.S. statutory corporate income tax rate of 21% to pre-tax income primarily due to state income taxes, net of federal benefit, and due to net income attributable to the non-controlling interest for the periods subsequent to the IPO.

The components of the provision for income taxes from continuing operations for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019 Subsequent to IPO	2019 Prior to IPO
				Predecessor
Current income tax provision:	(In thousands)
Federal	$1,037	$—	$—	$7,694
State	281	206	189	270
Total current income tax provision	1,318	206	189	7,964
Deferred income tax provision:
Federal	8,600	9,648	7,600	9,983
State	612	375	282	235
Total deferred income tax provision	9,212	10,023	7,882	10,218
Total provision for income taxes	$10,530	$10,229	$8,071	$18,182

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)
A reconciliation of the statutory federal income tax amount from continuing operations to the recorded expense is as follows:

	Year Ended December 31,
	2021	2020	2019 Subsequent to IPO	2019 Prior to IPO
				Predecessor
	(In thousands)
Income tax expense at the federal statutory rate (21%)	$36,603	$32,536	$26,679	$17,677
Impact of nontaxable non-controlling interest	(26,668)	(23,103)	(18,982)	—
State income tax expense, net of federal tax effect	418	458	372	505
Other, net	177	338	2	—
Provision for income taxes	$10,530	$10,229	$8,071	$18,182

The components of the deferred tax assets and liabilities as of December 31, 2021 and 2020 of the Partnership are as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss and other carryforwards (indefinite life)	$22,771	$15,684
Investment in the Operating Company	39,585	57,580
Total deferred tax assets	62,356	73,264
Deferred tax liabilities:
Investment in the Operating Company	—	—
Total deferred tax liabilities	—	—
Net deferred tax assets (liabilities)	$62,356	$73,264

The Partnership had net deferred tax assets of approximately $62.4 million and $73.3 million at December 31, 2021 and 2020, respectively. Subsequent to the deemed formation of the Operating Company as a partnership for federal income tax purposes upon the Partnership’s IPO, deferred taxes are provided on the difference between the Partnership’s basis for financial accounting purposes and basis for federal income tax purposes in its investment in the Operating Company. At December 31, 2021, the Partnership had approximately $108.4 million of federal NOLs with an indefinite carryforward life. The Partnership principally operates in the state of Texas and, for the year ended December 31, 2021, has accrued state income tax expense of $0.3 million for its share of Texas margin tax attributable to the Partnership’s results which are included in a combined tax return filed by Diamondback.

Management considers the likelihood that the Partnership’s net operating losses and other deferred tax attributes will be utilized prior to their expiration, if applicable. At December 31, 2021, management’s assessment included consideration of all available positive and negative evidence, including the Partnership’s projected future taxable income and the anticipated timing of reversal of deferred tax assets. As a result of the assessment, management determined that it is more likely than not that the Partnership will realize its deferred tax assets.

In addition to the Partnership’s 2019 through 2021 tax years, the Predecessor’s 2016 through 2019 tax years, the periods during which the Predecessor’s sole owner, Diamondback, was responsible for federal income taxes on the Predecessor’s taxable income, remain open to examination by tax authorities. As of December 31, 2021, the Partnership did not have any significant uncertain tax positions requiring recognition in the financial statements. The Partnership is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the year ended December 31, 2021, there was no interest or penalties associated with uncertain tax positions recognized in the Partnership’s consolidated financial statements.

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)
The American Rescue Plan was enacted on March 11, 2021 and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020, which included a number of provisions applicable to U.S. income taxes for corporations. The Partnership considered the impact of this legislation in the periods of enactment and concluded there was not a material impact to the Partnership’s current or deferred income tax balances.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets:

	December 31, 2021		December 31, 2020
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
	(In thousands)
Debt:
5.625% Senior Notes due 2025	$492,956	$521,250	$490,947	$528,125
Operating Company revolving credit facility	195,000	195,000	79,000	79,000
(1) The carrying value includes associated deferred loan costs and any remaining discount or premium, if any.

The fair value of the Operating Company’s revolving credit facility approximates its carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the December 31, 2021 quoted market price, a Level 1 classification in the fair value hierarchy.

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

Rattler Midstream LP
Notes to Consolidated Financial Statements - (Continued)
Fair Value of Financial Assets

The Partnership has other financial instruments consisting of cash, accounts receivable, other current assets, accounts payable, accrued liabilities and various other current liabilities. The carrying value of these instruments approximates fair value because of the short-term nature of the instruments.

15.    COMMITMENTS AND CONTINGENCIES

The Partnership may be a party to various legal proceedings, disputes and claims from time to time arising in the ordinary course of its business. The Partnership’s management believes there are currently no such matters that, if decided adversely, will have a material adverse effect on the Partnership’s financial condition, results of operations, or cash flows.

Volume Commitment Agreement

The Partnership has a water services agreement for produced water disposal services through 2034. The following is a schedule of minimum future payments associated with this agreement as of December 31, 2021:

Year Ending December 31,	Volume Commitment Agreements
(In thousands)
2022	$4,563
2023	4,563
2024	4,563
2025	4,563
2026	3,650
Thereafter	29,200
Total	$51,102

Equity Method Investment Capital Commitment

As of December 31, 2021, the Partnership’s anticipated future capital commitments for its equity method investments totaled $28.2 million in the aggregate. The timing of requested capital commitments can vary, but at December 31, 2021, up to approximately $11.0 million of the remaining commitment could be funded in 2022, with remaining commitments of $17.2 million expected to be funded in 2023.

16.    SUBSEQUENT EVENTS

Cash Distribution

On February 16, 2022, the board of directors of the General Partner approved a cash distribution for the fourth quarter of 2021 of $0.30 per common unit, payable on March 14, 2022, to common unitholders of record at the close of business on March 7, 2022.

BANGL Joint Venture Acquisition

On January 19, 2022, a wholly owned subsidiary of the Operating Company invested approximately $22.2 million in cash to acquire a 10% interest in the BANGL, LLC (“BANGL”) joint venture. The BANGL pipeline, which began full commercial service in the fourth quarter of 2021, provides NGL takeaway capacity from the MPLX and WTG gas processing plants in the Permian Basin to the NGL fractionation hub in Sweeny, Texas and has expansion capacity of up to 300,000 Bbl/d.