Form 10-Q
period 2022-03-31
RATTLER MIDSTREAM LP
filed 2022-05-05
CIK 1748773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had outstanding 38,146,047 common units representing limited partner interests and 107,815,152 Class B units representing limited partner interests.

RATTLER MIDSTREAM LP
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas industry terms used in this Quarterly Report on Form 10-Q (this “report”):

Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil, natural gas liquids or other liquid hydrocarbons.
Bbl/d	Bbl per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Crude oil	Liquid hydrocarbons found in the earth, which may be refined into fuel sources.
Hydrocarbon	An organic compound containing only carbon and hydrogen.
MMcf	One million cubic feet of natural gas.
MMcf/d	One million cubic feet of natural gas per day.
MMBtu	One million British Thermal Units.
MMBtu/d	One million British Thermal Units per day.
Natural gas	Hydrocarbon gas found in the earth, composed of methane, ethane, butane, propane and other gases.
NGL	Natural gas liquids; the combination of ethane, propane, butane and natural gasolines that, when removed from natural gas, becomes liquid under various levels of higher pressure and lower temperature.
Plugging and abandonment	Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of all states require plugging of abandoned wells.
Reserves	Estimated remaining quantities of crude oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering crude oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Throughput	The volume of product transported or passing through a pipeline, plant, terminal or other facility.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms used in this report:

ASU	Accounting Standards Update.
ASC	Accounting Standards Codification.
Diamondback	Diamondback Energy, Inc., a Delaware corporation, and its subsidiaries other than the Partnership and its subsidiaries (including the Operating Company).
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Rattler Midstream GP LLC, a Delaware limited liability company; the General Partner of the Partnership and a wholly owned subsidiary of Diamondback.
Holding Company	Rattler Holdings LLC, a Delaware limited liability company and wholly owned subsidiary of Rattler.
LIBOR	The London interbank offered rate.
LTIP	Rattler Midstream LP Long Term Incentive Plan.
Nasdaq	The Nasdaq Global Select Market.
Notes	The 5.625% Senior Notes due 2025 issued on July 14, 2020.
OPEC	Organization of the Petroleum Exporting Countries.
Operating Company	Rattler Midstream Operating LLC, a Delaware limited liability company and a consolidated subsidiary of the Partnership.
Partnership	Rattler Midstream LP, a Delaware limited partnership.
Partnership agreement	The first amended and restated agreement of limited partnership, dated May 28, 2019.
RRC	The Railroad Commission of Texas.
SEC	Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties, and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations; estimates and projections of revenues, losses, costs, expenses, returns, cash flow, and financial position; anticipated benefits of strategic transactions (including acquisitions and divestitures); and plans and objectives of management (including plans for future cash flow from operations) are forward-looking statements. When used in this document, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to the Partnership are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Although we believe that the expectations and assumptions reflected in our forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. Accordingly, forward-looking statements are not guarantees of future performance and our actual outcomes could differ materially from what we have expressed in our forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Partnership” are intended to mean the business and operations of the Partnership and its consolidated subsidiaries.

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
•changes in our credit rating; and
•the risk factors discussed in Part II, Item 1A Risk Factors in this report and Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Rattler Midstream LP
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2022	2021

	(In thousands)
Assets
Current assets:
Cash	$13,702	$19,897
Accounts receivable—related-party	49,885	58,154
Accounts receivable—third-party, net	14,107	9,415
Sourced water inventory	13,512	13,081
Other current assets	1,008	1,181
Total current assets	92,214	101,728
Property, plant and equipment:
Land	98,646	98,645
Property, plant and equipment	1,119,113	1,075,405
Accumulated depreciation, amortization and accretion	(130,989)	(121,507)
Property, plant and equipment, net	1,086,770	1,052,543
Equity method investments	643,205	612,541
Real estate assets, net	84,563	84,609
Intangible lease assets, net	3,544	3,650
Deferred tax asset	59,548	62,356
Other assets	6,160	3,708
Total assets	$1,976,004	$1,921,135
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$58,480	$48,267
Taxes payable	603	603
Asset retirement obligations	—	79
Total current liabilities	59,083	48,949
Long-term debt	723,460	687,956
Asset retirement obligations	33,932	16,911
Total liabilities	816,475	753,816
Commitments and contingencies (Note 16)
Unitholders’ equity:
General Partner—Diamondback	799	819
Common units—public (38,146,047 units issued and outstanding as of March 31, 2022 and 38,356,771 units issued and outstanding as of December 31, 2021)	347,628	350,230
Class B units—Diamondback (107,815,152 units issued and outstanding as of March 31, 2022 and as of December 31, 2021)	799	819
Accumulated other comprehensive income (loss)	11	10
Total Rattler Midstream LP unitholders’ equity	349,237	351,878
Non-controlling interest	810,292	815,441
Total equity	1,159,529	1,167,319
Total liabilities and unitholders’ equity	$1,976,004	$1,921,135

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands, expect per unit amounts)
Revenues:
Midstream revenues—related-party	$90,302	$87,078
Midstream revenues—third-party	10,446	8,121
Other revenues—related-party	1,751	2,540
Other revenues—third-party	964	1,069
Total revenues	103,463	98,808
Costs and expenses:
Direct operating expenses	21,628	32,511
Cost of goods sold (exclusive of depreciation and amortization)	15,180	8,811
Real estate operating expenses	533	517
Depreciation, amortization and accretion	20,687	11,246
Impairment and abandonments	1,082	3,371
General and administrative expenses	5,345	4,634
(Gain) loss on disposal of assets	(71)	6
Total costs and expenses	64,384	61,096
Income (loss) from operations	39,079	37,712
Other income (expense):
Interest income (expense), net	(8,684)	(7,310)
Income (loss) from equity method investments	9,080	(2,823)
Total other income (expense), net	396	(10,133)
Net income (loss) before income taxes	39,475	27,579
Provision for (benefit from) income taxes	2,384	1,671
Net income (loss)	37,091	25,908
Less: Net income (loss) attributable to non-controlling interest	29,160	19,893
Net income (loss) attributable to Rattler Midstream LP	$7,931	$6,015
Net income (loss) attributable to limited partners per common unit:
Basic	$0.19	$0.13
Diluted	$0.19	$0.13
Weighted average number of limited partner common units outstanding:
Basic	38,159	41,742
Diluted	38,376	41,742

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income (loss)	$37,091	$25,908
Other comprehensive income (loss):
Change in accumulated other comprehensive income (loss) of equity method investees attributable to non-controlling interest	—	299
Change in accumulated other comprehensive income (loss) of equity method investees attributable to limited partner	1	93
Total other comprehensive income (loss)	1	392
Comprehensive income (loss)	$37,092	$26,300

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Changes in Unitholders’ Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest	Accumulated Other Comprehensive Income	Non-Controlling Interest-Accumulated Other Comprehensive Income
	Common Units	Amount	Class B Units	Amount	Amount	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2021	38,357	$350,230	107,815	$819	$819	$815,441	$10	$—	$1,167,319
Repurchased units as part of unit buyback	(217)	(2,582)	—	—	—	—	—	—	(2,582)
Unit-based compensation	—	2,520	—	—	—	—	—	—	2,520
Issuance of common units	6	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	1	—	1
Change in ownership of consolidated subsidiaries, net	—	1,540	—	—	—	(1,964)	—	—	(424)
Cash paid for tax withholding on vested common units	—	(56)	—	—	—	—	—	—	(56)
Distribution equivalent rights payments	—	(511)	—	—	—	—	—	—	(511)
Distributions	—	(11,444)	—	(20)	(20)	(32,345)	—	—	(43,829)
Net income (loss)	—	7,931	—	—	—	29,160	—	—	37,091
Balance at March 31, 2022	38,146	$347,628	107,815	$799	$799	$810,292	$11	$—	$1,159,529

	Limited Partners				General Partner	Non-Controlling Interest	Accumulated Other Comprehensive Income	Non-Controlling Interest-Accumulated Other Comprehensive Income
	Common Units	Amount	Class B Units	Amount	Amount	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2020	42,357	$385,189	107,815	$899	$899	$793,638	$(123)	$(402)	$1,180,100
Repurchased units as part of unit buyback	(1,082)	(11,114)	—	—	—	—	—	—	(11,114)
Unit-based compensation	—	2,332	—	—	—	—	—	—	2,332
Issuance of common units	3	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	93	299	392
Change in ownership of consolidated subsidiaries, net	—	712	—	—	—	(908)	—	—	(196)
Cash paid for tax withholding on vested common units	—	(21)	—	—	—	—	—	—	(21)
Distribution equivalent rights payments	—	(418)	—	—	—	—	—	—	(418)
Distributions	—	(8,263)	—	(20)	(20)	(21,563)	—	—	(29,866)
Net income (loss)	—	6,015	—	—	—	19,893	—	—	25,908
Balance at March 31, 2021	41,278	$374,432	107,815	$879	$879	$791,060	$(30)	$(103)	$1,167,117

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$37,091	$25,908
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for deferred income taxes	2,387	1,671
Depreciation, amortization and accretion	20,687	11,246
Unit-based compensation expense	2,520	2,332
Impairment and abandonments	1,082	3,371
(Income) loss from equity method investments	(9,080)	2,823
Distributions from equity method investments	7,550	—
Other	574	509
Changes in operating assets and liabilities:
Accounts receivable—related-party	5,740	11,209
Accounts receivable—third-party	(4,660)	(1,402)
Accounts payable and accrued liabilities	(4,067)	(6,092)
Other	64	1,093
Net cash provided by (used in) operating activities	59,888	52,668
Cash flows from investing activities:
Additions to property, plant and equipment	(17,888)	(5,860)
Acquisitions of property, plant and equipment	(4,334)	—
Contributions to equity method investments	(29,133)	(3,663)
Distributions from equity method investments	—	9,107
Other	(2,750)	—
Net cash provided by (used in) investing activities	(54,105)	(416)
Cash flows from financing activities:
Proceeds from borrowings from Credit Agreement	35,000	12,000
Payments on Credit Agreement	—	(37,000)
Repurchased units as part of unit buyback	(2,582)	(11,114)
Distribution to public	(11,444)	(8,263)
Distribution to Diamondback	(32,365)	(21,583)
Other	(587)	(459)
Net cash provided by (used in) financing activities	(11,978)	(66,419)
Net increase (decrease) in cash	(6,195)	(14,167)
Cash at beginning of period	19,897	23,927
Cash at end of period	$13,702	$9,760
Supplemental disclosure of non-cash investing activity:
Accrued liabilities related to capital expenditures	$23,180	$8,725

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

The Partnership is a publicly traded Delaware limited partnership focused on owning, operating, developing and acquiring midstream and energy-related infrastructure assets in the Midland and Delaware Basins of the Permian Basin.

As of March 31, 2022, the General Partner held a 100% general partner interest in the Partnership. Diamondback beneficially owned all of the Partnership’s 107,815,152 outstanding Class B units, representing approximately 74% of the Partnership’s total units outstanding. Diamondback owns and controls the General Partner.

As of March 31, 2022, the Holding Company owned a 26% membership interest and 100% of the sole managing membership interest in the Operating Company, and Diamondback owned, through its ownership of the Operating Company units, a 74% economic, non-voting interest in the Operating Company. As required by GAAP, the Partnership consolidates 100% of the assets and operations of the Holding Company and the Operating Company in its financial statements and reflects a non-controlling interest attributable to Diamondback. In addition to the Holding Company and the Operating Company, other consolidated subsidiaries of the Partnership include Tall City Towers LLC (“Tall Towers”), Rattler Ajax Processing LLC, Rattler BANGL LLC, Rattler WTG LLC and Rattler OMOG LLC.

As of March 31, 2022, the Partnership also owns indirect interests in OMOG JV LLC (“OMOG”), EPIC Crude Holdings, LP (“EPIC”), EPIC Crude Holdings GP, LLC, Wink to Webster Pipeline LLC (“Wink to Webster”), Gray Oak Pipeline, LLC (“Gray Oak”), Remuda Midstream Holdings LLC (the “WTG joint venture”) and BANGL LLC (“BANGL”), which are accounted for as equity method investments as discussed further in Note 8— Equity Method Investments.

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes thereto were prepared in accordance with GAAP. All significant intercompany balances and transactions have been eliminated upon consolidation. The Partnership reports its operations in one reportable segment.

These condensed consolidated financial statements have been prepared by the Partnership without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Partnership believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Partnership’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which contains a summary of the Partnership’s significant accounting policies and other disclosures.

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

The Partnership evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods it considers reasonable in each particular circumstance. Nevertheless, actual results may differ significantly from the Partnership’s estimates. Any effects on the Partnership’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include, but are not limited to, (i) revenue accruals, (ii) the fair value of long-lived assets and equity method investments and (iii) income taxes.

Accrued Liabilities and Accounts Payable

Accrued liabilities and accounts payable consist of the following as of the dates indicated:

	March 31, 2022	December 31, 2021
	(In thousands)
Direct operating expenses accrued	$11,213	$12,978
Interest expense accrued	5,859	12,911
Capital expenditures accrued	16,079	5,509
Sourced water purchases accrued	7,759	7,040
Accounts payable	16,688	8,452
Other	882	1,377
Accounts payable and accrued liabilities	$58,480	$48,267

Accumulated Other Comprehensive Income

The following table provides changes in the components of accumulated other comprehensive income, net of related income tax effects (in thousands):

Balance as of December 31, 2021	$10
Other comprehensive income (loss)	1
Balance as of March 31, 2022	$11

Recent Accounting Pronouncements

Recently Adopted Pronouncements

There are no recently adopted pronouncements.

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

Disaggregation of Revenue

In the following table, revenue from contracts with customers is disaggregated by type of service and fee:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Type of Service:
Produced water gathering and disposal	$71,047	$66,328
Sourced water gathering	23,019	16,577
Crude oil gathering	6,209	6,791
Natural gas gathering	—	5,400
Caliche	365	—
Real estate contracts (non ASC 606 revenues)	2,714	3,609
Surface revenue (non ASC 606 revenues)	109	103
Total revenues	$103,463	$98,808

4.    ACQUISITIONS AND DIVESTITURES

2022 Activity

Acquisition

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

2021 Activity

Acquisitions

WTG Joint Venture Acquisition

On October 5, 2021, the Partnership and a private affiliate of an investment fund formed the WTG joint venture. The Operating Company invested approximately $104.0 million in cash to acquire a 25% interest in the WTG joint venture, which then completed an acquisition of a majority interest in WTG Midstream LLC (“WTG Midstream”) from West Texas Gas, Inc. and its affiliates. WTG Midstream’s assets primarily consist of an interconnected gas gathering system and six major gas processing plants servicing the Midland Basin with 925 MMcf/d of total processing capacity with additional gas gathering and processing expansions planned.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
Drop Down Transaction

On December 1, 2021, the Partnership acquired certain water midstream assets (the “Drop Down assets”) from Diamondback and certain of its subsidiaries (the “Seller”) for $164.4 million, including post-closing adjustments, in cash in a drop down transaction (the “Drop Down”). The Partnership and the Seller also amended their commercial agreements covering produced water gathering and disposal and sourced water gathering services to add certain Diamondback leasehold acreage to the Partnership’s dedication. The Drop Down was accounted for as a transaction between entities under common control with assets recognized at Diamondback’s historical carrying value of $163.9 million in the consolidated balance sheet.

The Drop Down assets include nine active saltwater disposal injection wells with 330 MBbl/d of capacity, seven produced water recycling and storage facilities, 20 fresh water pits and approximately 4,000 acres of fee surface. Also included are 55 miles of produced water gathering pipeline and 18 miles of sourced water gathering pipeline. The Partnership funded the transaction with borrowings under the Credit Agreement (as defined below).

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

In the first quarter of 2022, the Partnership acquired Amarillo Midstream, LLC’s share of the contingent consideration earn-out payments from the sale of Amarillo Rattler for $2.8 million. The Partnership will record the contingent earn-out payments if and when they become realizable.

Real Estate Divestiture

On June 28, 2021, the Partnership completed the sale of one of its real estate properties located in Midland, Texas for proceeds of $9.1 million, including closing adjustments. The sale resulted in a loss on disposal of assets of $0.4 million.

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
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
5.    REAL ESTATE ASSETS

The following schedules present the cost and related accumulated depreciation or amortization (as applicable) of the Partnership’s real estate assets and intangible lease assets:

		As of
	Estimated Useful Lives	March 31, 2022	December 31, 2021
	(Years)	(In thousands)
Buildings	20-30	$95,611	$94,825
Tenant improvements	5-15	4,527	4,506
Land	N/A	964	964
Land improvements	5-15	531	531
Total real estate assets		101,633	100,826
Less: accumulated depreciation		(17,070)	(16,217)
Total investment in real estate, net		$84,563	$84,609

		As of
	Weighted Average Useful Lives	March 31, 2022	December 31, 2021
	(Months)	(In thousands)
In-place lease intangibles	45	$11,710	$11,645
Less: accumulated amortization		(9,603)	(9,520)
In-place lease intangibles, net		2,107	2,125

Above-market lease intangibles	45	3,623	3,623
Less: accumulated amortization		(2,186)	(2,098)
Above-market lease intangibles, net		1,437	1,525
Total intangible lease assets, net		$3,544	$3,650

Depreciation and amortization expense for real estate assets was $0.9 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.

The following table presents the Partnership’s estimated amortization expense related to lease intangibles for the periods indicated (in thousands):

Remainder of
2022	2023	2024	2025	2026	Thereafter
$621	$777	$952	$978	$206	$10

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
6.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth the Partnership’s property, plant and equipment:

		As of
	Estimated Useful Lives	March 31, 2022	December 31, 2021
	(Years)	(In thousands)
Produced water disposal systems	10-30	$788,269	$766,052
Crude oil gathering systems(1)	30	135,614	135,869
Natural gas gathering and compression systems(1)	10-30	6,216	6,192
Sourced water gathering systems(1)	30	188,091	166,549
Other	3	923	743
Total property, plant and equipment		1,119,113	1,075,405
Less: accumulated depreciation, amortization and accretion		(130,989)	(121,507)
Land	N/A	98,646	98,645
Total property, plant and equipment, net		$1,086,770	$1,052,543

(1)Included in gathering systems are $27.5 million and $13.1 million of assets at March 31, 2022 and December 31, 2021, respectively, that are not subject to depreciation, amortization and accretion as the systems were under construction and had not yet been put into service.

Depreciation expense related to property, plant and equipment was $19.1 million and $9.8 million for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense included a write-off of $8.0 million related to early plugging and abandonment during the three months ended March 31, 2022. Depreciation expense in 2021 included a write-off of $3.4 million related to in-service projects that were abandoned during the three months ended March 31, 2021.

Capitalized internal costs and capitalized interest related to property, plant and equipment were immaterial for the three months ended March 31, 2022 and 2021.

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
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
7.    ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations consist primarily of estimated costs of dismantlement, removal, site reclamation, plugging and abandonment and similar activities associated with the Partnership’s infrastructure assets. The following table reflects the changes in the Partnership’s asset retirement obligation for the following periods:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Asset retirement obligations, beginning of period	$16,990	$15,128
Liabilities incurred(1)	17,173	258
Liabilities settled and divested	(899)	6
Revisions	109	—
Accretion expense during period	559	264
Asset retirement obligations, end of period	33,932	15,656
Less current portion of asset retirement obligations	—	35
Asset retirement obligations, long term	$33,932	$15,621
(1)Includes asset retirement obligations recorded for assets acquired in the Drop Down transaction and placed in service during the three months ended March 31, 2022.

8.    EQUITY METHOD INVESTMENTS

The following table presents the carrying values of the Partnership’s equity method investments as of the dates indicated:

	Ownership Interest	March 31, 2022	December 31, 2021
		(In thousands)
EPIC Crude Holdings, LP	10%	$105,739	$107,210
Gray Oak Pipeline, LLC	10%	119,851	121,105
Wink to Webster Pipeline LLC(1)	4%	86,145	86,207
OMOG JV LLC	60%	188,699	187,809
WTG joint venture	25%	117,490	110,143
BANGL, LLC	10%	25,281	67
Total		$643,205	$612,541
(1)The Wink to Webster joint venture is developing a crude oil pipeline (the “Wink to Webster pipeline”). The Wink to Webster pipeline’s main segment began interim service operation in the fourth quarter of 2020, and the joint venture began full commercial operations in the first quarter of 2022.

Currently, the Partnership receives distributions from Gray Oak and OMOG, which are classified either within the operating or investing sections of the consolidated statements of cash flows by determining the nature of each distribution. The following table presents total distributions received from the Partnership’s equity method investments for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Gray Oak Pipeline, LLC	$5,998	$5,758
OMOG JV LLC	1,552	3,349
Total	$7,550	$9,107

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
The following table summarizes the income (loss) of equity method investees reflected in the condensed consolidated statement of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
EPIC Crude Holdings, LP	$(2,771)	$(5,436)
Gray Oak Pipeline, LLC	4,744	2,298
Wink to Webster Pipeline LLC	(663)	(563)
OMOG JV LLC	2,428	1,115
Amarillo Rattler, LLC	—	(237)
WTG joint venture	5,325	—
BANGL, LLC	17	—
Total	$9,080	$(2,823)

The Partnership reviews its equity method investments to determine if a loss in value which is other than temporary has occurred. If such a loss has occurred, the Partnership recognizes an impairment provision.

Based on indicators present at December 31, 2021 and March 31, 2022, the Partnership reviewed its equity method investment in EPIC and determined the carrying value of the investment was less than its estimated fair value due to a reduction in expected future cash flow. However, based on the Partnership’s review of various factors leading to the decline in the fair value of the investment, it was determined that the carrying value of the EPIC investment will recover in the near term and, therefore, an other than temporary impairment in the carrying value of the EPIC investment does not exist at March 31, 2022. However, should the conclusions on certain factors included in the Partnership’s analysis, including estimates of EPIC’s future cash flows change, the Partnership may recognize an impairment that could materially impact its consolidated financial statements.

The entities in which the Partnership is invested all serve customers in the oil and natural gas industry, which has recently experienced economic challenges due to the Russian-Ukrainian military conflict, COVID-19 pandemic and other macroeconomic factors. If similar economic challenges occur in future interim periods, it could result in circumstances requiring the Partnership to record potentially material impairment charges on its equity method investments.

9.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	March 31, 2022	December 31, 2021
	(In thousands)
5.625% unsecured Senior Notes due 2025(1)	$500,000	$500,000
Credit Agreement	230,000	195,000
Unamortized debt issuance costs	(6,540)	(7,044)
Total long-term debt	$723,460	$687,956
(1)Interest on the Notes is payable on January 15 and July 15 of each year. The Notes mature on July 15, 2025.

The Operating Company’s Credit Agreement

The Operating Company’s credit agreement (the “Credit Agreement”) provides for a revolving credit facility in the maximum amount of $600.0 million, which is expandable to $1.0 billion upon the Partnership’s election, subject to obtaining additional lender commitments and satisfaction of customary conditions. The Credit Agreement will mature on May 28, 2024. As of March 31, 2022, the Operating Company had $230.0 million outstanding borrowings and $370.0 million available for future borrowings under the Credit Agreement. During the three months ended March 31, 2022 and 2021, the weighted average interest rate on borrowings under the Credit Agreement was 1.40%.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
As of March 31, 2022, the Operating Company was in compliance with all financial maintenance covenants under the Credit Agreement.

10.    UNIT-BASED COMPENSATION

On May 22, 2019, the board of directors of the General Partner adopted the Rattler Midstream LP Long Term Incentive Plan (“LTIP”) for employees, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. Excluding unvested phantom units, as of March 31, 2022, the Partnership had 12,488,231 common units remaining for issuance under its LTIP of the 15,151,515 common units initially authorized. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

For the three months ended March 31, 2022 and 2021, the Partnership incurred $2.5 million and $2.3 million, respectively, of unit–based compensation expense.

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

The following table presents the phantom unit activity under the LTIP for the three months ended March 31, 2022:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	1,737,525	$16.64
Granted	213,917	$13.08
Vested	(10,294)	$11.87
Forfeited	(1,950)	$8.34
Unvested at March 31, 2022	1,939,198	$16.28

The aggregate fair value of phantom units that vested during the three months ended March 31, 2022 was $0.1 million. As of March 31, 2022, the unrecognized compensation cost related to unvested phantom units was $23.3 million, and is expected to be recognized over a weighted-average period of 2.23 years.

11.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has General Partner and limited partner units. At March 31, 2022, the Partnership had a total of 38,146,047 common units issued and outstanding and 107,815,152 Class B units issued and outstanding, of which no common units and 107,815,152 Class B units, representing approximately 74% of the Partnership’s total units outstanding, were beneficially owned by Diamondback. At March 31, 2022, Diamondback also beneficially owned 107,815,152 Operating Company units, representing an overall 74% economic, non-voting interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
Common Unit Repurchase Program

The board of directors of the General Partner has approved a common unit repurchase program to acquire up to $150.0 million of the Partnership’s outstanding common units over an indefinite period of time. The Partnership may purchase common units under the repurchase program opportunistically with cash on hand, free cash flow from operations and proceeds from potential liquidity events such as the sale of assets. The repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the General Partner at any time. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors. Any common units purchased as part of this program will be retired. During the three months ended March 31, 2022, the Partnership repurchased approximately $2.6 million of common units under the repurchase program. As of March 31, 2022, $85.1 million remained available for future repurchases of common units under the Partnership’s common unit repurchase program.

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

The following table summarizes changes in the ownership interest in consolidated subsidiaries during the period:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income (loss) attributable to the Partnership	$7,931	$6,015
Change in ownership of consolidated subsidiaries	1,540	712
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$9,471	$6,727

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

The following table presents information regarding cash distributions approved by the board of directors of the General Partner and paid during the three months ended March 31, 2022:

		Distributions
		(in thousands)
Period	Amount per Unit	Operating Company Distributions to Diamondback	Common Unitholders	Declaration Date	Unitholder Record Date	Payment Date
Q4 2021	$0.30	$32,345	$11,444	February 16, 2022	March 7, 2022	March 14, 2022

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
12.    EARNINGS PER COMMON UNIT

Earnings per common unit on the condensed consolidated statements of operations is based on the net income of the Partnership for the three months ended March 31, 2022 and 2021, which is the amount of net income that is attributable to the Partnership’s common units. The Partnership’s net income is allocated wholly to the common units, as the General Partner does not have an economic interest.

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

A reconciliation of the components of basic and diluted earnings per common unit is presented in the table below:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per unit amounts)
Net income (loss) attributable to Rattler Midstream LP	$7,931	$6,015
Less: net (income) loss allocated to participating securities(1)	(511)	(418)
Net income (loss) attributable to common unitholders	$7,420	$5,597
Weighted average common units outstanding:
Basic weighted average common units outstanding	38,159	41,742
Effect of dilutive securities:
Potential common units issuable(2)	217	—
Diluted weighted average common units outstanding	38,376	41,742
Net income per common unit, basic	$0.19	$0.13
Net income per common unit, diluted	$0.19	$0.13
(1)    Distribution equivalent rights granted to employees are considered participating securities.
(2)    For the three months ended March 31, 2021, no potential common units were included in the computation of diluted earnings per unit because their inclusion would have been anti-dilutive under the treasury stock method for the period presented.

13.    RELATED-PARTY TRANSACTIONS

Related-party transactions include transactions with Diamondback. The Partnership has entered into certain agreements that govern these transactions, the most significant of which are commercial agreements for the provision of midstream services to Diamondback. The Partnership derives substantially all of its revenue from these commercial agreements, which consist of the following amounts for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Produced water gathering and disposal	$68,196	$64,306
Sourced water gathering	20,276	15,243
Natural gas gathering	—	5,400
Crude oil gathering	1,830	2,030
Surface revenue	—	99
Total	$90,302	$87,078

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)

14.    INCOME TAXES

The following table provides the Partnership’s provision for (benefit from) income taxes and the effective income tax rate for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except for tax rate)
Provision for (benefit from) income taxes	$2,384	$1,671
Effective tax rate	6.0%	6.1%

The Partnership’s effective income tax rates for the three months ended March 31, 2022 and 2021 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period, primarily due to net income attributable to the non-controlling interest and to state taxes, net of federal benefit. For the three months ended March 31, 2022 and 2021 the Partnership recorded immaterial discrete income tax expense primarily related to unit-based compensation.

The Partnership’s total net deferred tax assets consist primarily of the tax basis over the financial statement carrying value of its investment in the Operating Company and of net operating loss carryforwards. As a result of management’s assessment each period, including consideration of all available positive and negative evidence, management continued to determine that it is more likely than not that the Partnership will realize its deferred tax assets as of March 31, 2022 and 2021.

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	March 31, 2022		December 31, 2021
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
	(In thousands)
Debt:
5.625% unsecured Senior Notes due 2025	$493,460	$508,000	$492,956	$521,250
Credit Agreement	$230,000	$230,000	$195,000	$195,000
(1) The carrying value includes associated deferred loan costs and any remaining discount or premium, if any.

The fair value of the Credit Agreement approximates its carrying value based on borrowing rates available to the Partnership for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Notes was determined using the quoted market price at the respective period ends, and is considered a Level 1 classification in the fair value hierarchy.

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

16.    COMMITMENTS AND CONTINGENCIES

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

Commitments

As of March 31, 2022, the Partnership’s anticipated future capital commitments of $12.8 million for its equity method investments consist of $5.3 million due in the remainder of 2022 and $7.5 million due in 2023.

17.    SUBSEQUENT EVENTS

Cash Distribution

On April 27, 2022, the board of directors of the General Partner approved a cash distribution for the first quarter of 2022 of $0.30 per common unit, payable on May 20, 2022, to unitholders of record at the close of business on May 13, 2022.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Cautionary Statement Regarding Forward-Looking Statements.”

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

We provide crude oil and water-related midstream services (including water sourcing and transportation and produced water gathering and disposal) to Diamondback under long-term, fixed-fee contracts. In addition to our midstream infrastructure assets, we own equity interests in four long-haul crude oil pipelines, which run from the Permian to the Texas Gulf Coast. In addition, we own equity interests in third-party operated gathering systems and processing facilities supported by dedications from Diamondback. We are critical to Diamondback’s development plans because we provide a long-term midstream solution to its increasing crude oil and water-related services needs through our robust infield gathering systems and produced water disposal capabilities.

As of March 31, 2022, our General Partner held a 100% general partner interest in us. Diamondback held no common units and beneficially owned all of our 107,815,152 outstanding Class B units, representing approximately 74% of our total outstanding units. Diamondback also owns and controls our General Partner.

As of March 31, 2022, the Holding Company owned a 26% controlling membership interest and 100% of the sole managing membership interest in the Operating Company, and Diamondback owned, through its ownership of the Operating Company units, a 74% economic, non-voting interest in the Operating Company. As required by GAAP, we consolidate 100% of the assets and operations of the Holding Company and the Operating Company in our financial statements and reflect a non-controlling interest.

2022 Transactions and Recent Developments

Commodity Prices

Commodity prices and demand for oil and natural gas have been impacted in recent periods by economic challenges due to the Russian-Ukrainian military conflict, COVID-19 pandemic and other macroeconomic factors which continued to contribute to economic and pricing volatility and cautious oil and natural gas production outlook for 2022, On March 31, 2022, OPEC and its non-OPEC allies, known collectively as OPEC+, agreed to continue their program (commenced in August 2021) of gradual monthly output increases, raising its output target by 432,000 Bbl per day for May 2022, which is expected to further boost oil supply in response to rising demand. In its report issued on April 12, 2022 OPEC noted its expectation that world oil demand will rise by 3.7 million Bbls per day in 2022, down 480,000 Bbls per day from its previous forecast due to the impact of the Russian-Ukrainian conflict, rising inflation and the resurgence of the Omicron coronavirus variant in China. Additionally, the Russian-Ukrainian military conflict may continue to impact the global energy markets. Although this demand outlook is expected to underpin oil prices, already seen at a seven-year high in March 2022, we cannot predict any future volatility in commodity prices or demand for crude oil.

We derive substantially all of our revenue from our commercial agreements with Diamondback, which do not contain minimum volume commitments. Diamondback has announced its 2022 production target of between 218,000 and 222,000 barrels of oil per day. We cannot predict the extent to which Diamondback’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Diamondback’s ability to execute its drilling and development plan on the dedicated acreage or to perform under our commercial agreements.

During 2022, we expect to increase our operated capital expenditures to more than double our 2021 expenditures, as we build out greenfield water infrastructure on assets acquired in the fourth quarter of 2021, and expand gas processing and NGL takeaway for Diamondback and other producers as part of the WTG and BANGL joint ventures. We expect such expenditures will result in sustainable free cash flow growth in 2023.

Acquisition

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

Divestiture

Amarillo Rattler Divestiture

In the first quarter of 2022, we acquired Amarillo Midstream, LLC’s share of the contingent consideration earn-out payments from the sale of Amarillo Rattler for $2.8 million. We will record the contingent earn-out payments if and when they become realizable.

See Note 4—Acquisitions and Divestitures included in the condensed notes to the consolidated financial statements included elsewhere in this report for further discussion of our acquisitions and divestitures.

Operational Update

Highlights

For the three months ended March 31, 2022, as compared with the three months ended March 31, 2021 and the three months ended December 31, 2021:

•average crude oil gathering volumes were 77,989 Bbl/d, a decrease of 8% year over year and an increase of 5% quarter over quarter;
•average produced water gathering and disposal volumes were 845,835 Bbl/d, an increase of 10% year over year and an increase of 3% quarter over quarter; and
•average sourced water gathering volumes were 387,542 Bbl/d, an increase of 45% year over year and an increase of 26% quarter over quarter.

Pipeline Infrastructure Assets

The following tables provide information regarding our gathering, compression and transportation system as of March 31, 2022 and utilization for the quarter ended March 31, 2022:

(Miles)(1)	Delaware Basin	Midland Basin	Permian Total
Crude oil	113	46	159
Produced water	273	327	600
Sourced water	27	101	128
Total	413	474	887

(Capacity/capability)(1)	Delaware Basin	Midland Basin	Permian Total	Utilization
Crude oil gathering (Bbl/d)	240,000	65,000	305,000	26%
Produced water gathering and disposal (Bbl/d)	1,330,000	2,112,000	3,442,000	23%
Sourced water gathering (Bbl/d)	120,000	544,000	664,000	40%
(1)Does not include any assets of our equity method investment joint ventures.

Sources of Our Revenues

We currently generate a substantial portion of our revenues under fee-based commercial agreements with Diamondback, each with an initial term ending in 2034, utilizing our existing or planned infrastructure assets to provide an array of essential services critical to Diamondback’s upstream operations on certain dedicated acreage in the Delaware and Midland Basins.

Commodity price fluctuations indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Diamondback and third-parties in the development of new crude oil and natural gas reserves. Commodity prices are volatile and influenced by numerous factors beyond our or Diamondback’s control, including the domestic and global supply of and demand for crude oil and natural gas. Furthermore, our ability to execute our development strategy in the Permian Basin will depend on crude oil and natural gas production in that area, which is also affected by the supply of and demand for crude oil and natural gas.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table sets forth selected historical operating data for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except operating data)
Revenues:
Midstream revenues—related-party	$90,302	$87,078
Midstream revenues—third-party	10,446	8,121
Other revenues—related-party	1,751	2,540
Other revenues—third-party	964	1,069
Total revenues	103,463	98,808
Costs and expenses:
Direct operating expenses	21,628	32,511
Cost of goods sold (exclusive of depreciation and amortization)	15,180	8,811
Real estate operating expenses	533	517
Depreciation, amortization and accretion	20,687	11,246
Impairment and abandonments	1,082	3,371
General and administrative expenses	5,345	4,634
(Gain) loss on disposal of assets	(71)	6
Total costs and expenses	64,384	61,096
Income (loss) from operations	39,079	37,712
Other income (expense):
Interest income (expense), net	(8,684)	(7,310)
Income (loss) from equity method investments	9,080	(2,823)
Total other income (expense), net	396	(10,133)
Net income (loss) before income taxes	39,475	27,579
Provision for (benefit from) income taxes	2,384	1,671
Net income (loss)	37,091	25,908
Less: Net income (loss) attributable to non-controlling interest	29,160	19,893
Net income (loss) attributable to Rattler Midstream LP	$7,931	$6,015

Operating Data:
Throughput(1)
Crude oil gathering (Bbl/d)	77,989	85,210
Natural gas gathering (MMBtu/d)	—	130,437
Produced water gathering and disposal (Bbl/d)	845,835	765,588
Sourced water gathering (Bbl/d)	387,542	267,834
(1)    Does not include any volumes from our equity method investment joint ventures.

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenues

Total revenues increased by $4.7 million to $103.5 million for the first quarter of 2022, compared to $98.8 million for the same period of 2021, primarily due to increases in revenue from produced water gathering and disposal of $4.7 million and sourced water gathering of $6.4 million, largely resulting from placing assets acquired in the Drop Down in service as well as the continued buildout of our gathering systems. These increases were partially offset by a decline in natural gas gathering revenues of $5.4 million due to the sale of substantially all of our natural gas gathering assets in the fourth quarter of 2021, and crude oil gathering of $0.6 million, primarily due to a reduction in volumes transported by Diamondback through the systems on our dedicated acreage.

Direct Operating Expenses

Direct operating expenses decreased by $10.9 million to $21.6 million for the first quarter of 2022, compared to $32.5 million for the same period in 2021 primarily due to reductions of (i) $1.9 million, $1.6 million and $1.1 million, respectively, for generators, workover expense and roustabouts due to lower levels of workover activity and the release of multiple generators in the first quarter of 2022, (ii) $1.6 million due to a decline in third-party disposal, and (iii) $2.9 million due to the sale of the Pecos gas gathering assets in the fourth quarter of 2021.

Cost of Goods Sold

Cost of goods sold (exclusive of depreciation and amortization) increased by $6.4 million to $15.2 million for the first quarter of 2022, compared to $8.8 million for the same period in 2021 primarily due to a 45% increase in average sourced water gathering volumes transported. Additionally, we incurred $0.7 million in costs associated with higher levels of evaporation on our frac ponds in the first quarter of 2022.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion increased by $9.4 million to $20.7 million for the first quarter of 2022, compared to $11.2 million for the same period in 2021 primarily due to (i) the accelerated depreciation of $8.0 million in assets that were plugged and abandoned in the first quarter of 2022, and (ii) an increase of $2.0 million associated with assets acquired in the Drop Down. These increases were partially offset by a reduction of $1.2 million resulting from the sale of the Pecos gas gathering assets.

Income (loss) from Equity Method Investments

Income from equity method investments increased by $11.9 million to $9.1 million for the first quarter of 2022, compared to a loss of $2.8 million for the same period in 2021 primarily due to the addition of $5.3 million in income from the WTG joint venture, which was acquired in the fourth quarter of 2021. The remaining change stemmed primarily from a general recovery in the operations of our other equity method investments beginning in the second quarter of 2021 after the oil and gas industry downturn due to the COVID-19 pandemic and other economic factors in 2020. See Note 8—Equity Method Investments included in the condensed notes to the consolidated financial statements included elsewhere in this report for additional discussion of our equity method investments.

Results of Operations for the Three Months Ended March 31, 2022 and December 31, 2021

As noted in “—2022 Transactions and Recent Developments,” our business is highly dependent on the operational decisions made by Diamondback and our other customers in the Permian Basin which are affected by highly volatile oil and natural gas markets and can lead to significant changes in our results of operations and management’s operational strategy on a quarterly basis. As a result, beginning with the first quarter of 2022, we have elected to change our results of operations discussion to focus on a comparison of the current quarter’s results of operations with those of the immediately preceding quarter. We believe the change in our discussion will provide investors with a more meaningful assessment of our quarterly performance based on current market and operational trends.

The following table sets forth selected historical operating data for the periods indicated:

	Three Months Ended
	March 31, 2022	December 31, 2021
	(In thousands, except operating data)
Revenues:
Midstream revenues—related-party	$90,302	$90,228
Midstream revenues—third-party	10,446	6,920
Other revenues—related-party	1,751	1,747
Other revenues—third-party	964	937
Total revenues	103,463	99,832
Costs and expenses:
Direct operating expenses	21,628	21,780
Cost of goods sold (exclusive of depreciation and amortization)	15,180	13,410
Real estate operating expenses	533	612
Depreciation, amortization and accretion	20,687	11,268
Impairment and abandonments	1,082	—
General and administrative expenses	5,345	6,683
(Gain) loss on disposal of assets	(71)	(1,199)
Total costs and expenses	64,384	52,554
Income (loss) from operations	39,079	47,278
Other income (expense):
Interest income (expense), net	(8,684)	(8,363)
Income (loss) from equity method investments	9,080	8,305
Total other income (expense), net	396	(58)
Net income (loss) before income taxes	39,475	47,220
Provision for (benefit from) income taxes	2,384	2,769
Net income (loss)	37,091	44,451
Less: Net income (loss) attributable to non-controlling interest	29,160	34,616
Net income (loss) attributable to Rattler Midstream LP	$7,931	$9,835

Operating Data:
Throughput(1)
Crude oil gathering (Bbl/d)	77,989	74,582
Natural gas gathering (MMBtu/d)	—	42,672
Produced water gathering and disposal (Bbl/d)	845,835	818,291
Sourced water gathering (Bbl/d)	387,542	307,047
(1)    Does not include any volumes from our equity method investment joint ventures.

Comparison of the Three Months Ended March 31, 2022 and December 31, 2021

Revenues

Total revenues increased by $3.6 million to $103.5 million for the first quarter of 2022, compared to $99.8 million for the fourth quarter of 2021, primarily due to (i) a $3.9 million increase in sourced water gathering revenue as a result of placing certain assets acquired in the Drop Down in service as well as the continued build out of the systems, and (ii) $0.9 million in additional produced water revenues due to a 3% increase in produced water volumes transported. These increases were partially offset by a decline in revenues from natural gas gathering volumes of $1.8 million due to the sale of substantially all of our natural gas gathering assets in November 2021.

Direct Operating Expenses

Direct operating expenses incurred in the first quarter of 2022 remained consistent with the fourth quarter of 2021.

Cost of Goods Sold

Cost of goods sold (exclusive of depreciation and amortization) increased by $1.8 million to $15.2 million for the first quarter of 2022, compared to $13.4 million for the fourth quarter of 2021 primarily due to an increase of 26% in the average sourced water gathering volumes transported. Additionally, we incurred $0.8 million in costs associated with higher levels of evaporation on our frac ponds during the first quarter of 2022.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion increased by $9.4 million to $20.7 million for the first quarter of 2022, compared to $11.3 million for the fourth quarter of 2021 primarily due to (i) the accelerated depreciation of $8.0 million in assets that were plugged and abandoned in the first quarter of 2022, and (ii) an increase of $1.4 million associated with assets acquired in the Drop Down.

Income (loss) from Equity Method Investments

Income from equity method investments increased by $0.8 million to $9.1 million for the first quarter of 2022, compared to $8.3 million for the fourth quarter of 2021 primarily due to reductions of (i) $2.3 million in losses recorded for our EPIC investment as capacity utilization of the EPIC pipeline continues to increase as economic conditions in the Permian Basin improve and (ii) $1.1 million in losses recorded for our Wink to Webster investment as the pipeline began full commercial operations in February 2022. These were partially offset by reductions in income of $1.2 million and $1.1 million from our Gray Oak and OMOG investments, respectively.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations and liquidity requirements. Our primary sources of liquidity have included cash generated from operations, borrowings under the Credit Agreement and the issuance of the Notes. Our primary uses of capital have been for additions to property, plant and equipment, contributions to equity method investments, distributions to our unitholders and repurchases of our common units. As of March 31, 2022, we had approximately $383.7 million of liquidity consisting of $13.7 million in cash and $370.0 million available under the Credit Agreement.

Our working capital requirements are supported by our cash and the Credit Agreement. We believe that cash generated from the sources discussed above will be sufficient to meet our short-term and long-term funding requirements, including our capital spending programs, distribution payments, repayment of the Credit Agreement, common unit repurchase program, expenses under the services and secondment agreement with Diamondback and other amounts that may ultimately be paid in connection with commitments and contingencies. We do not have any commitment from Diamondback, our General Partner or any of their respective affiliates to fund our cash flow deficits or provide us with other direct or indirect financial assistance. Although we expect that our sources of capital will be adequate to fund our short-term and long-term liquidity requirements, should we require additional capital, the indirect effect of volatile commodity markets and/or adverse macroeconomic conditions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

Cash Flows

The following table presents our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$59,888	$52,668
Net cash provided by (used in) investing activities	(54,105)	(416)
Net cash provided by (used in) financing activities	(11,978)	(66,419)
Net increase (decrease) in cash	$(6,195)	$(14,167)

Operating Activities

Net cash provided by operating activities increased by $7.2 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due primarily to the receipt of distributions representing returns on investment from our equity method investments of $7.6 million, decreases in direct operating expenses of $10.9 million and an increase of $4.7 million in revenues. These increases were partially offset by an increase of $6.4 million in costs of goods sold. The remaining change stems largely from fluctuations in working capital due primarily to the timing of when collections are made on accounts receivable and payments are made on accounts payable and accrued liabilities. See —Results of Operations for further discussion of changes in revenue and operating expenses and Note 8—Equity Method Investments included in the condensed notes to the consolidated financial statements included elsewhere in this report for further discussion of distributions.

Investing Activities

Net cash used in investing activities was $54.1 million during the three months ended March 31, 2022, and consisted primarily of (i) $29.1 million in contributions to our equity method investments, including the $22.2 million initial investment in BANGL, and (ii) $17.9 million in capital expenditures related to our midstream and real estate assets.

Net cash used in investing activities was $0.4 million during the three months ended March 31, 2021, and primarily related to (i) $5.9 million in capital expenditures, and (ii) $3.7 million in contributions to our equity method investments, which were partially offset by $9.1 million in distributions considered to be returns of investment received from our Gray Oak and OMOG equity method investments.

Financing Activities

Net cash used in financing activities was $12.0 million during the three months ended March 31, 2022, and primarily related to the return of capital to our unitholders through distributions of $43.8 million and $2.6 million in repurchases of common units under our repurchase program. These cash outflows were partially offset by borrowings on the credit facility of $35.0 million.

Net cash used in financing activities was $66.4 million during the three months ended March 31, 2021, and primarily related to the return of capital to our unitholders through distributions of $29.8 million and $11.1 million in repurchases of common units under our repurchase program. Additionally, we made payments, net of borrowings, on the Credit Agreement of $25.0 million.

Capital Resources

The Operating Company’s Credit Agreement

The Credit Agreement provides for a revolving credit facility in the maximum credit amount of $600.0 million, which is expandable to $1.0 billion upon our election, subject to obtaining additional lender commitments and satisfaction of customary conditions. As of March 31, 2022, there was $230.0 million in outstanding borrowings under the Credit Agreement, which matures on May 28, 2024.

As of March 31, 2022, the Operating Company was in compliance with all financial covenants under its Credit Agreement.

For additional information regarding the Credit Agreement and other outstanding debt, see Note 9—Debt included in the condensed notes to the consolidated financial statements included elsewhere in this report.

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
We estimate that our total capital expenditures related to midstream assets for 2022 will be between $80 million and $100 million, excluding our anticipated total capital commitments related to our equity method investments of approximately $10 million to $15 million. We also estimate that distributions from our equity method investments will be between $45 million and $55 million. However, this range could decrease due to the continued impact, either directly or indirectly, of the Russian- Ukrainian military conflict, the COVID-19 pandemic or volatile crude oil prices on our business.
We own equity interests in several joint ventures including EPIC, Gray Oak, Wink to Webster, OMOG, the WTG joint venture and BANGL. Each of these joint ventures is accounted for using the equity method. The following table sets forth our cumulative capital contributions and anticipated future capital commitment for each of our equity method investments:

	Ownership Interest	Acquisition Date	Cumulative Capital Contributions to Date	Anticipated Future Capital Commitment
			(In thousands)
EPIC Crude Holdings, LP	10%	February 1, 2019	$139,334	$900
Gray Oak Pipeline, LLC	10%	February 15, 2019	$142,096	$—
Wink to Webster Pipeline LLC	4%	July 30, 2019	$90,053	$9,947
OMOG JV LLC	60%	October 1, 2019	$218,569	$—
WTG joint venture	25%	October 5, 2021	$106,513	$—
BANGL LLC	10%	January 19, 2022	$25,150	$2,000

As of March 31, 2022, we anticipate making additional contributions of $5.3 million to our equity method investments during the remainder of 2022. For further discussion regarding these investments see Note 8—Equity Method Investments included in the condensed notes to the consolidated financial statements included elsewhere in this report.

Common Unit Repurchase Program

During the three months ended March 31, 2022, we repurchased approximately $2.6 million of common units under our common unit repurchase program. As of March 31, 2022, $85.1 million remained available for future repurchases of our common units under our program. See Note 11—Unitholders' Equity and Distributions included in the condensed notes to the consolidated financial statements included elsewhere in this report for further discussion of the common unit repurchase program.

Cash Distributions on Common Units

On April 27, 2022, the board of directors of our general partner approved a cash distribution for the first quarter of 2022 of $0.30 per common unit, payable on May 20, 2022, to common unitholders of record at the close of business on May 13, 2022. The board of directors of our general partner may change the distribution policy at any time and from time to time. See Note 11—Unitholders’ Equity and Distributions included in the condensed notes to the consolidated financial statements included elsewhere in this report for additional discussion of our distribution policy.

Critical Accounting Estimates

There have been no changes in our critical accounting estimates from those disclosed in our Annual Report on Form  10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report for recent accounting pronouncements and accounting policies not yet adopted, if any.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under the Credit Agreement. The terms of the Credit Agreement provide for interest at a rate elected by the Operating Company that is based on the prime rate or LIBOR, in each case plus margins ranging from 0.250% to 1.250% for prime-based loans and 1.250% to 2.250% per annum for LIBOR loans, in each case depending on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement). The Operating Company is obligated to pay a quarterly commitment fee ranging from 0.250% to 0.375% per annum on the unused portion of the commitment, which fee is also dependent on the Consolidated Total Leverage Ratio.

As of March 31, 2022, we had $230.0 million outstanding borrowings and $370.0 million available for future borrowings under the Credit Agreement. During the three months ended March 31, 2022, the weighted average interest rate on borrowings under the Credit Agreement was 1.40%.

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

As of March 31, 2022, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of March 31, 2022, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Due to the nature of our business, we may be involved in various routine legal proceedings, disputes and claims from time to time arising in the ordinary course of our business activities. In the opinion of our management, there are currently no such matters that, if decided adversely, will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 16—Commitments and Contingencies included in the condensed notes to the consolidated financial statements included elsewhere in this report.

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

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. Except as set forth below, there have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.

We cannot predict the impact of the ongoing military conflict between Russia and Ukraine and the related humanitarian crisis on the global economy, energy markets, geopolitical stability and our business.

Our midstream assets are currently located exclusively in the Permian Basin and we derive substantially all of our revenue from our commercial agreements with Diamondback. However, the broader consequences of the Russian-Ukrainian conflict, which may include further sanctions, embargoes, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price of and demand for oil and natural gas, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of the conflict’s effect on our business and results of operations as well as on the global economy and energy markets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common unit repurchase activity for the three months ended March 31, 2022 was as follows:

Period	Total Number of Units Purchased(1)	Average Price Paid Per Unit (2)	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan (3)
	($ in thousands, except per unit amounts)
January 1, 2022 - January 31, 2022	216,966	$11.90	216,996	$85,086
February 1, 2022 - February 28, 2022	—	$—	—	$85,086
March 1, 2022 - March 31, 2022	4,052	$13.81	—	$85,086
Total	221,018	$11.94	216,996
(1)Includes 4,052 common units repurchased from employees in order to satisfy tax withholding requirements. Such units are retired immediately upon repurchase.
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

3.7	Certificate of Formation of Rattler Midstream GP LLC (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-226645) filed on August 7, 2018).
3.8
First Amended and Restated Limited Liability Company Agreement of Rattler Midstream GP LLC (incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 29, 2019).

3.9
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

4.2
Supplemental Indenture, dated as of December 8, 2021, among Rattler WTG LLC, as guaranteeing subsidiary, Rattler Midstream LP, as issuer, Rattler Midstream Operating LLC, Tall City Towers LLC, Rattler OMOG LLC and Rattler Ajax Processing LLC, as the other guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 10-K (File No. 333-226645) filed on February 24, 2022).

4.3
Supplemental Indenture, dated as of December 22, 2021, among Rattler Holdings LLC, as guaranteeing subsidiary, Rattler Midstream LP, as issuer, Rattler Midstream Operating LLC, Tall City Towers LLC, Rattler OMOG LLC and Rattler Ajax Processing LLC, as the other guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 of the Registrant's Current Report on Form 10-K (File No. 333-226645) filed on February 24, 2022).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Unitholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

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

RATTLER MIDSTREAM LP

		By:	RATTLER MIDSTREAM GP LLC,
its general partner

Date:	May 5, 2022	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2022	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial Officer)