Form 10-Q
period 2022-06-30
RATTLER MIDSTREAM LP
filed 2022-08-03
CIK 1748773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-38919

Rattler Midstream LP
(Exact Name of Registrant As Specified in Its Charter)

DE	83-1404608
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

500 West Texas Ave
Suite 100
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

As of July 29, 2022, the registrant had outstanding 38,445,342 common units representing limited partner interests and 107,815,152 Class B units representing limited partner interests.

RATTLER MIDSTREAM LP
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

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

Factors that could cause our outcomes to differ materially include (but are not limited to) the following:

•the timing and completion of the Merger (as defined in Note 1—Organization and Basis of Presentation of the condensed notes to the consolidated financial statements included elsewhere in this report);
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
•changes in general economic, business or industry conditions, including changes in foreign currency exchange rates, interest rates, inflation rates and concerns over a potential recession;
•regional supply and demand factors, including delays, curtailment delays or interruptions of production, or governmental orders, rules or regulations that impose production limits;
•federal and state legislative and regulatory initiatives relating to hydraulic fracturing, including the effect of existing and future laws and governmental regulations;
•transition risks relating to climate change;
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
•changes in our credit rating; and
•the risk factors discussed in Part II, Item 1A Risk Factors in this report, Part II, Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Rattler Midstream LP
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2022	2021

	(In thousands)
Assets
Current assets:
Cash	$17,784	$19,897
Accounts receivable—related-party	54,620	58,154
Accounts receivable—third-party, net	7,971	9,415
Sourced water inventory	15,858	13,081
Other current assets	778	1,181
Total current assets	97,011	101,728
Property, plant and equipment:
Land	98,646	98,645
Property, plant and equipment	1,140,914	1,075,405
Accumulated depreciation, amortization and accretion	(144,332)	(121,507)
Property, plant and equipment, net	1,095,228	1,052,543
Equity method investments	659,749	612,541
Real estate assets, net	84,042	84,609
Intangible lease assets, net	3,425	3,650
Deferred tax asset	56,218	62,356
Other assets	5,943	3,708
Total assets	$2,001,616	$1,921,135
Liabilities and Unitholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$67,501	$48,267
Taxes payable	187	603
Asset retirement obligations	—	79
Total current liabilities	67,688	48,949
Long-term debt	725,963	687,956
Asset retirement obligations	37,904	16,911
Total liabilities	831,555	753,816
Commitments and contingencies (Note 16)
Unitholders’ equity:
General Partner—Diamondback	779	819
Common units—public (38,417,574 units issued and outstanding as of June 30, 2022 and 38,356,771 units issued and outstanding as of December 31, 2021)	347,745	350,230
Class B units—Diamondback (107,815,152 units issued and outstanding as of June 30, 2022 and as of December 31, 2021)	779	819
Accumulated other comprehensive income (loss)	11	10
Total Rattler Midstream LP unitholders’ equity	349,314	351,878
Non-controlling interest	820,747	815,441
Total equity	1,170,061	1,167,319
Total liabilities and unitholders’ equity	$2,001,616	$1,921,135

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, expect per unit amounts)
Revenues:
Midstream revenues—related-party	$91,130	$91,579	$181,432	$178,657
Midstream revenues—third-party	10,524	5,967	20,970	14,088
Other revenues—related-party	1,748	2,542	3,499	5,082
Other revenues—third-party	960	1,043	1,924	2,112
Total revenues	104,362	101,131	207,825	199,939
Costs and expenses:
Direct operating expenses	21,195	26,299	42,823	58,810
Cost of goods sold (exclusive of depreciation and amortization)	20,117	10,298	35,297	19,109
Real estate operating expenses	610	544	1,143	1,061
Depreciation, amortization and accretion	15,112	15,239	35,799	26,485
Impairment and abandonments	177	—	1,259	3,371
General and administrative expenses	6,389	4,956	11,734	9,590
(Gain) loss on disposal of assets	1,187	5,005	1,116	5,011
Total costs and expenses	64,787	62,341	129,171	123,437
Income (loss) from operations	39,575	38,790	78,654	76,502
Other income (expense):
Interest income (expense), net	(9,126)	(8,235)	(17,810)	(15,545)
Gain (loss) on sale of equity method investments	—	22,989	—	22,989
Income (loss) from equity method investments	27,952	4,472	37,032	1,649
Total other income (expense), net	18,826	19,226	19,222	9,093
Net income (loss) before income taxes	58,401	58,016	97,876	85,595
Provision for (benefit from) income taxes	3,330	3,539	5,714	5,210
Net income (loss)	55,071	54,477	92,162	80,385
Less: Net income (loss) attributable to non-controlling interest	43,083	42,032	72,243	61,925
Net income (loss) attributable to Rattler Midstream LP	$11,988	$12,445	$19,919	$18,460
Net income (loss) attributable to limited partners per common unit:
Basic	$0.30	$0.30	$0.49	$0.42
Diluted	$0.30	$0.30	$0.49	$0.42
Weighted average number of limited partner common units outstanding:
Basic	38,245	41,033	38,202	41,386
Diluted	38,267	41,033	38,202	41,386

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income (loss)	$55,071	$54,477	$92,162	$80,385
Other comprehensive income (loss):
Change in accumulated other comprehensive income (loss) of equity method investees attributable to non-controlling interest	—	103	—	402
Change in accumulated other comprehensive income (loss) of equity method investees attributable to limited partner	—	40	1	133
Total other comprehensive income (loss)	—	143	1	535
Comprehensive income (loss)	$55,071	$54,620	$92,163	$80,920

See accompanying notes to condensed consolidated financial statements.

Rattler Midstream LP
Condensed Consolidated Statements of Changes in Unitholders’ Equity
(Unaudited)

	Limited Partners				General Partner	Non-Controlling Interest	Accumulated Other Comprehensive Income
	Common Units	Amount	Class B Units	Amount	Amount	Amount	Amount	Total
	(In thousands)
Balance at December 31, 2021	38,357	$350,230	107,815	$819	$819	$815,441	$10	$1,167,319
Repurchased units as part of unit buyback	(217)	(2,582)	—	—	—	—	—	(2,582)
Unit-based compensation	—	2,520	—	—	—	—	—	2,520
Issuance of common units	6	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	1	1
Change in ownership of consolidated subsidiaries, net	—	1,540	—	—	—	(1,964)	—	(424)
Cash paid for tax withholding on vested common units	—	(56)	—	—	—	—	—	(56)
Distribution equivalent rights payments	—	(511)	—	—	—	—	—	(511)
Distributions	—	(11,444)	—	(20)	(20)	(32,345)	—	(43,829)
Net income (loss)	—	7,931	—	—	—	29,160	—	37,091
Balance at March 31, 2022	38,146	347,628	107,815	799	799	810,292	11	1,159,529
Unit-based compensation	—	2,609	—	—	—	—	—	2,609
Issuance of common units	272	—	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	283	—	—	—	(283)	—	—
Cash paid for tax withholding on vested common units	—	(2,745)	—	—	—	—	—	(2,745)
Distribution equivalent rights payments	—	(574)	—	—	—	—	—	(574)
Distributions	—	(11,444)	—	(20)	(20)	(32,345)	—	(43,829)
Net income (loss)	—	11,988	—	—	—	43,083	—	55,071
Balance at June 30, 2022	38,418	$347,745	107,815	$779	$779	$820,747	$11	$1,170,061

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

Rattler Midstream LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$92,162	$80,385
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) income taxes	5,723	5,210
Depreciation, amortization and accretion	35,799	26,485
Unit-based compensation expense	5,129	4,817
Impairment and abandonments	1,259	3,371
(Gain) loss on sale of equity method investments	—	(22,989)
(Income) loss from equity method investments	(37,032)	(1,649)
Distributions from equity method investments	18,958	9,055
Other	2,122	6,018
Changes in operating assets and liabilities:
Accounts receivable—related-party	3,502	19,052
Accounts receivable—third-party	1,476	72
Accounts payable and accrued liabilities	6,135	(3,525)
Other	(2,132)	2,110
Net cash provided by (used in) operating activities	133,101	128,412
Cash flows from investing activities:
Additions to property, plant and equipment	(43,068)	(17,713)
Acquisitions of property, plant and equipment	(4,334)	—
Contributions to equity method investments	(29,133)	(6,454)
Distributions from equity method investments	—	9,107
Proceeds from the sale of equity method investments	—	23,455
Proceeds from the sale of real estate	—	9,118
Other	(1,553)	250
Net cash provided by (used in) investing activities	(78,088)	17,763
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	54,000	24,000
Payments on Credit Agreement	(17,000)	(98,000)
Repurchased units as part of unit buyback	(2,582)	(16,312)
Distribution to public	(22,888)	(16,446)
Distribution to Diamondback	(64,730)	(43,166)
Other	(3,926)	(2,628)
Net cash provided by (used in) financing activities	(57,126)	(152,552)
Net increase (decrease) in cash	(2,113)	(6,377)
Cash at beginning of period	19,897	23,927
Cash at end of period	$17,784	$17,550
Supplemental disclosure of non-cash investing activity:
Accrued liabilities related to capital expenditures	$18,531	$5,963

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

As of June 30, 2022, the General Partner held a 100% general partner interest in the Partnership. Diamondback beneficially owned all of the Partnership’s 107,815,152 outstanding Class B units, representing approximately 74% of the Partnership’s total units outstanding. Diamondback owns and controls the General Partner.

As of June 30, 2022, the Holding Company owned a 26% membership interest and 100% of the sole managing membership interest in the Operating Company, and Diamondback owned, through its ownership of the Operating Company units, a 74% economic, non-voting interest in the Operating Company. As required by GAAP, the Partnership consolidates 100% of the assets and operations of the Holding Company and the Operating Company in its financial statements and reflects a non-controlling interest attributable to Diamondback. In addition to the Holding Company and the Operating Company, other consolidated subsidiaries of the Partnership include Tall City Towers LLC (“Tall Towers”), Rattler Ajax Processing LLC, Rattler BANGL LLC, Rattler WTG LLC and Rattler OMOG LLC.

As of June 30, 2022, the Partnership also owns indirect interests in OMOG JV LLC (“OMOG”), EPIC Crude Holdings, LP (“EPIC”), EPIC Crude Holdings GP, LLC, Wink to Webster Pipeline LLC (“Wink to Webster”), Gray Oak Pipeline, LLC (“Gray Oak”), Remuda Midstream Holdings LLC (the “WTG joint venture”) and BANGL LLC (“BANGL”), which are accounted for as equity method investments as discussed further in Note 8— Equity Method Investments.

Merger

On May 15, 2022, the Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Diamondback, the General Partner, and Bacchus Merger Sub Company, a wholly owned subsidiary of Diamondback (“Merger Sub”). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, (i) Merger Sub will be merged with and into the Partnership (the “Merger”), with the Partnership surviving and continuing as the surviving entity in the Merger and (ii) each issued and outstanding publicly held common unit representing a limited partner interest in the Partnership (other than any common units owned by Diamondback and its subsidiaries) will be converted into the right to receive 0.113 of a share of common stock, par value $0.01 per share, of Diamondback. The Merger Agreement also specifies the treatment of outstanding Partnership equity awards in connection with the Merger. The board of directors of the General Partner (acting upon the recommendation of its conflicts committee) and Diamondback’s board of directors unanimously approved the Merger. The Partnership and Diamondback expect that the Merger will close, subject to certain closing conditions, reasonably promptly following the distribution payment date for the second quarter 2022 distribution to the Partnership's unitholders discussed in Note 17—Subsequent Events. Upon completion of the Merger, the common units will cease to be listed on Nasdaq and will be subsequently deregistered under the Exchange Act.

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

Accrued Liabilities and Accounts Payable

Accrued liabilities and accounts payable consist of the following as of the dates indicated:

	June 30, 2022	December 31, 2021
	(In thousands)
Direct operating expenses accrued	$11,594	$12,978
Interest expense accrued	12,891	12,911
Capital expenditures accrued	13,158	5,509
Sourced water purchases accrued	11,538	7,040
Accounts payable	15,918	8,452
Other	2,402	1,377
Accounts payable and accrued liabilities	$67,501	$48,267

Accumulated Other Comprehensive Income

The following table provides changes in the components of accumulated other comprehensive income, net of related income tax effects (in thousands):

Balance as of December 31, 2021	$10
Other comprehensive income (loss)	1
Balance as of June 30, 2022	$11

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

Disaggregation of Revenue

In the following table, revenue from contracts with customers is disaggregated by type of service and fee:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Type of Service:
Produced water gathering and disposal	$72,897	$68,605	$143,944	$134,933
Sourced water gathering	22,807	16,105	45,826	32,682
Crude oil gathering	5,823	6,797	12,032	13,588
Natural gas gathering	—	5,924	—	11,324
Caliche	—	—	365	—
Real estate contracts (non ASC 606 revenues)	2,709	3,585	5,423	7,194
Surface revenue (non ASC 606 revenues)	126	115	235	218
Total revenues	$104,362	$101,131	$207,825	$199,939

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

Divestitures

Amarillo Rattler Divestiture

On April 30, 2021, each of the Partnership and its joint venture partner, Amarillo Midstream, LLC, sold its 50% interest in Amarillo Rattler, LLC (“Amarillo Rattler”) to EnLink Midstream Operating, LP for aggregate total gross potential consideration of $75.0 million, consisting of $50.0 million at closing, $10.0 million upon the first anniversary of closing and up to $15.0 million in contingent earn-out payments over a three-year span based upon Diamondback's development activity. The earn-out payments are contingent on connected wells drilled in Diamondback’s leasehold acreage in the specified earn-out area during each year between 2023 and 2025. Net of transaction expenses and working capital adjustments, the Partnership received $23.5 million at closing and an incremental $5.0 million in April 2022, which resulted in a gain on sale of equity method investments of $23.0 million in the consolidated statement of operations for the six months ended June 30, 2021. The Partnership’s share of the contingent earn-out payments, which cannot exceed $7.5 million in total over the three-year span, will be recorded if and when the contingent payments become realizable.

On March 22, 2022, the Partnership acquired Amarillo Midstream, LLC’s share of the contingent consideration earn-out payments from the sale of Amarillo Rattler for $2.8 million. The Partnership will record the contingent earn-out payments if and when they become realizable.

Real Estate Divestiture

On June 28, 2021, the Partnership completed the sale of one of its real estate properties located in Midland, Texas for proceeds of $9.1 million, including closing adjustments. The sale resulted in a loss on disposal of assets of $0.4 million, in the consolidated statement of operations for the six months ended June 30, 2021.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
Pecos County Gas Gathering Divestiture

On November 1, 2021, the Partnership completed the sale of its gas gathering assets to Brazos Delaware Gas, LLC, an affiliate of Brazos Midstream, for aggregate total gross potential consideration of $94.1 million, consisting of (i) $84.1 million due at closing and including customary closing adjustments through June 30, 2022, (ii) a $5.0 million contingent payment due in 2023 if the aggregate actual deliveries of gas volumes into the gas gathering system by and/or on behalf of Diamondback and its affiliates exceed certain specified thresholds during 2022, and (iii) a $5.0 million contingent payment due in 2024 if the aggregate actual deliveries of gas volumes into the gas gathering system by and/or on behalf of Diamondback and its affiliates exceed certain specified thresholds during 2022 and 2023. The Partnership has recognized a cumulative $2.0 million gain on the sale of these assets through June 30, 2022. The contingent payments will be recorded if and when they become realizable.

5.    REAL ESTATE ASSETS

The following schedules present the cost and related accumulated depreciation or amortization (as applicable) of the Partnership’s real estate assets and intangible lease assets:

		As of
	Estimated Useful Lives	June 30, 2022	December 31, 2021
	(Years)	(In thousands)
Buildings	20-30	$95,942	$94,825
Tenant improvements	5-15	4,527	4,506
Land	N/A	964	964
Land improvements	5-15	531	531
Total real estate assets		101,964	100,826
Less: accumulated depreciation		(17,922)	(16,217)
Total investment in real estate, net		$84,042	$84,609

		As of
	Weighted Average Useful Lives	June 30, 2022	December 31, 2021
	(Months)	(In thousands)
In-place lease intangibles	45	$11,762	$11,645
Less: accumulated amortization		(9,686)	(9,520)
In-place lease intangibles, net		2,076	2,125

Above-market lease intangibles	45	3,623	3,623
Less: accumulated amortization		(2,274)	(2,098)
Above-market lease intangibles, net		1,349	1,525
Total intangible lease assets, net		$3,425	$3,650

Depreciation and amortization expense for real estate assets was $1.0 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and $1.9 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively.

The following table presents the Partnership’s estimated amortization expense related to lease intangibles for the periods indicated (in thousands):

Remainder of
2022	2023	2024	2025	2026	Thereafter
$318	$753	$932	$1,006	$400	$16

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
6.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth the Partnership’s property, plant and equipment:

		As of
	Estimated Useful Lives	June 30, 2022	December 31, 2021
	(Years)	(In thousands)
Produced water disposal systems	10-30	$796,854	$766,052
Crude oil gathering systems(1)	30	136,005	135,869
Natural gas gathering and compression systems(1)	10-30	6,215	6,192
Sourced water gathering systems(1)	30	200,036	166,549
Other	3	1,804	743
Total property, plant and equipment		1,140,914	1,075,405
Less: accumulated depreciation, amortization and accretion		(144,332)	(121,507)
Land	N/A	98,646	98,645
Total property, plant and equipment, net		$1,095,228	$1,052,543

(1)Included in gathering systems are $15.3 million and $13.1 million of assets at June 30, 2022 and December 31, 2021, respectively, that are not subject to depreciation, amortization and accretion as the systems were under construction and had not yet been put into service.

Depreciation expense related to property, plant and equipment was $13.5 million and $13.8 million for the three months ended June 30, 2022 and 2021, respectively, and $32.7 million and $23.5 million for the six months ended June 30, 2022 and 2021, respectively. Depreciation expense during the three and six months ended June 30, 2022 included a write-off of $1.8 million related to the early abandonment of certain facilities. Additionally, the six months ended June 30, 2022 included $8.0 million related to the early plugging and abandonment of a produced water pit. Depreciation expense during the six months ended June 30, 2021 included a write-off of $3.4 million related to in-service projects that were abandoned during the period.

Capitalized internal costs and capitalized interest related to property, plant and equipment were immaterial for the three and six months ended June 30, 2022 and 2021.

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
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
7.    ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations consist primarily of estimated costs of dismantlement, removal, site reclamation, plugging and abandonment and similar activities associated with the Partnership’s infrastructure assets. The following table reflects the changes in the Partnership’s asset retirement obligation for the following periods:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Asset retirement obligations, beginning of period	$16,990	$15,128
Liabilities incurred(1)	20,564	642
Liabilities settled and divested	(899)	(68)
Revisions	109	(27)
Accretion expense during period	1,140	539
Asset retirement obligations, end of period	37,904	16,214
Less current portion of asset retirement obligations	—	79
Asset retirement obligations, long term	$37,904	$16,135
(1)Includes $12.4 million of asset retirement obligations recorded for assets acquired in the Drop Down transaction and placed in service during the six months ended June 30, 2022.

8.    EQUITY METHOD INVESTMENTS

The following table presents the carrying values of the Partnership’s equity method investments as of the dates indicated:

	Ownership Interest	June 30, 2022	December 31, 2021
		(In thousands)
EPIC Crude Holdings, LP	10%	$103,622	$107,210
Gray Oak Pipeline, LLC	10%	118,818	121,105
Wink to Webster Pipeline LLC(1)	4%	86,586	86,207
OMOG JV LLC	60%	193,762	187,809
WTG joint venture	25%	131,584	110,143
BANGL, LLC	10%	25,377	67
Total		$659,749	$612,541
(1)The Wink to Webster joint venture is developing a crude oil pipeline (the “Wink to Webster pipeline”). The Wink to Webster pipeline’s main segment began interim service operation in the fourth quarter of 2020, and the joint venture began full commercial operations in the first quarter of 2022.

Currently, the Partnership receives distributions from Gray Oak, Wink to Webster and OMOG, which are classified either within the operating or investing sections of the consolidated statements of cash flows by determining the nature of each distribution. The following table presents total distributions received from the Partnership’s equity method investments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Gray Oak Pipeline, LLC	$7,005	$5,535	$13,003	$11,293
Wink to Webster Pipeline LLC	1,062	—	1,062	—
OMOG JV LLC	3,341	3,520	4,893	6,869
Total	$11,408	$9,055	$18,958	$18,162

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
The following table summarizes the income (loss) of equity method investees reflected in the condensed consolidated statement of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
EPIC Crude Holdings, LP	$(2,117)	$(2,672)	$(4,888)	$(8,108)
Gray Oak Pipeline, LLC	5,972	3,532	10,716	5,830
Wink to Webster Pipeline LLC	1,503	(528)	840	(1,091)
OMOG JV LLC	8,404	4,291	10,832	5,406
Amarillo Rattler, LLC	—	(151)	—	(388)
WTG joint venture	14,094	—	19,419	—
BANGL, LLC	96	—	113	—
Total	$27,952	$4,472	$37,032	$1,649

The Partnership reviews its equity method investments to determine if a loss in value which is other than temporary has occurred. If such a loss has occurred, the Partnership recognizes an impairment provision.

Based on indicators present at December 31, 2021 and through June 30, 2022, the Partnership reviewed its equity method investment in EPIC and determined the carrying value of the investment was less than its estimated fair value due to a reduction in expected future cash flow. However, based on the Partnership’s review of various factors leading to the decline in the fair value of the investment, it was determined that the carrying value of the EPIC investment will recover in the near term and, therefore, an other than temporary impairment in the carrying value of the EPIC investment does not exist at June 30, 2022. However, should the conclusions on certain factors included in the Partnership’s analysis, including estimates of EPIC’s future cash flows change, the Partnership may recognize an impairment that could materially impact its consolidated financial statements.

The entities in which the Partnership is invested all serve customers in the oil and natural gas industry, which has recently experienced economic challenges due to the war in Ukraine, the COVID-19 pandemic and other macroeconomic factors. If similar economic challenges occur in future interim periods, it could result in circumstances requiring the Partnership to record potentially material impairment charges on its equity method investments.

9.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30, 2022	December 31, 2021
	(In thousands)
5.625% unsecured Senior Notes due 2025(1)	$500,000	$500,000
Credit Agreement	232,000	195,000
Unamortized debt issuance costs	(6,037)	(7,044)
Total long-term debt	$725,963	$687,956
(1)Interest on the Notes is payable on January 15 and July 15 of each year. The Notes mature on July 15, 2025.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
The Operating Company’s Credit Agreement

The Operating Company’s credit agreement (the “Credit Agreement”) provides for a revolving credit facility in the maximum amount of $600.0 million, which is expandable to $1.0 billion upon the Partnership’s election, subject to obtaining additional lender commitments and satisfaction of customary conditions. The Credit Agreement will mature on May 28, 2024. As of June 30, 2022, the Operating Company had $232.0 million of outstanding borrowings and $368.0 million available for future borrowings under the Credit Agreement. During the three and six months ended June 30, 2022, the weighted average interest rates on borrowings under the Credit Agreement were 2.03% and 1.73%, respectively. During the three and six months ended June 30, 2021, the weighted average interest rate on borrowings under the Credit Agreement was 1.36% and 1.39%, respectively.

As of June 30, 2022, the Operating Company was in compliance with all financial maintenance covenants under the Credit Agreement.

10.    UNIT-BASED COMPENSATION

On May 22, 2019, the board of directors of the General Partner adopted the Rattler Midstream LP Long Term Incentive Plan (“LTIP”) for employees, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. Excluding unvested phantom units, as of June 30, 2022, the Partnership had 12,681,258 common units remaining for issuance under its LTIP of the 15,151,515 common units initially authorized. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the General Partner or a committee thereof.

For the three and six months ended June 30, 2022, the Partnership incurred $2.6 million and $5.1 million, respectively, of unit–based compensation expense. For the three and six months ended June 30, 2021, the Partnership incurred $2.5 million and $4.8 million, respectively, of unit–based compensation expense.

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

The following table presents the phantom unit activity under the LTIP for the six months ended June 30, 2022:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	1,737,525	$16.64
Granted	214,888	$13.09
Vested	(441,716)	$19.04
Forfeited	(36,053)	$10.37
Unvested at June 30, 2022	1,474,644	$15.56

The aggregate fair value of phantom units that vested during the six months ended June 30, 2022 was $8.4 million. As of June 30, 2022, the unrecognized compensation cost related to unvested phantom units was $20.4 million, and is expected to be recognized over a weighted-average period of 2.00 years.

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
11.    UNITHOLDERS’ EQUITY AND DISTRIBUTIONS

The Partnership has General Partner and limited partner units. At June 30, 2022, the Partnership had a total of 38,417,574 common units issued and outstanding and 107,815,152 Class B units issued and outstanding, of which no common units and 107,815,152 Class B units, representing approximately 74% of the Partnership’s total units outstanding, were beneficially owned by Diamondback. At June 30, 2022, Diamondback also beneficially owned 107,815,152 Operating Company units, representing an overall 74% economic, non-voting interest in the Operating Company. The Operating Company units and the Partnership’s Class B units beneficially owned by Diamondback are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

Common Unit Repurchase Program

The board of directors of the General Partner has approved a common unit repurchase program to acquire up to $150.0 million of the Partnership’s outstanding common units over an indefinite period of time. The Partnership may purchase common units under the repurchase program opportunistically with cash on hand, free cash flow from operations and proceeds from potential liquidity events such as the sale of assets. The repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors of the General Partner at any time. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, as amended, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors. Any common units purchased as part of this program will be retired. The Partnership did not repurchase any of its common units under the repurchase program during the three months ended June 30, 2022. During the six months ended June 30, 2022 and the three and six months ended June 30, 2021, the Partnership repurchased approximately $2.6 million, $5.2 million, and $16.3 million of its common units under the repurchase program, respectively. As of June 30, 2022, $85.1 million remained available for future repurchases of common units under the repurchase program.

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

The following table summarizes changes in the ownership interest in consolidated subsidiaries during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income (loss) attributable to the Partnership	$11,988	$12,445	$19,919	$18,460
Change in ownership of consolidated subsidiaries	283	1,941	1,823	2,653
Change from net income (loss) attributable to the Partnership's unitholders and transfers to non-controlling interest	$12,271	$14,386	$21,742	$21,113

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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
The following table presents information regarding cash distributions approved by the board of directors of the General Partner for the periods presented:

		Distributions
		(in thousands)
Period	Amount per Unit	Operating Company Distributions to Diamondback	Common Unitholders	Declaration Date	Unitholder Record Date	Payment Date
Q4 2021	$0.30	$32,345	$11,444	February 16, 2022	March 7, 2022	March 14, 2022
Q1 2022	$0.30	$32,345	$11,444	April 27, 2022	May 13, 2022	May 20, 2022

12.    EARNINGS PER COMMON UNIT

Earnings per common unit on the condensed consolidated statements of operations is based on the net income of the Partnership for the three and six months ended June 30, 2022 and 2021, which is the amount of net income that is attributable to the Partnership’s common units. The Partnership’s net income is allocated wholly to the common units, as the General Partner does not have an economic interest.

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

A reconciliation of the components of basic and diluted earnings per common unit is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per unit amounts)
Net income (loss) attributable to Rattler Midstream LP	$11,988	$12,445	$19,919	$18,460
Less: net (income) loss allocated to participating securities(1)	(574)	(456)	(1,085)	(874)
Net income (loss) attributable to common unitholders	$11,414	$11,989	$18,834	$17,586
Weighted average common units outstanding:
Basic weighted average common units outstanding	38,245	41,033	38,202	41,386
Effect of dilutive securities:
Potential common units issuable(2)	22	—	—	—
Diluted weighted average common units outstanding	38,267	41,033	38,202	41,386
Net income per common unit, basic	$0.30	$0.30	$0.49	$0.42
Net income per common unit, diluted	$0.30	$0.30	$0.49	$0.42
(1)    Distribution equivalent rights granted to employees are considered participating securities.
(2)    For the six months ended June 30, 2022 and the three and six months ended June 30, 2021, no potential common units were included in the computation of diluted earnings per unit because their inclusion would have been anti-dilutive under the treasury stock method for the period presented.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Produced water gathering and disposal	$68,575	$67,387	$136,771	$131,693
Sourced water gathering	20,816	16,029	41,092	31,272
Natural gas gathering	—	5,925	—	11,325
Crude oil gathering	1,739	2,157	3,569	4,187
Surface revenue	—	81	—	180
Total	$91,130	$91,579	$181,432	$178,657

14.    INCOME TAXES

The following table provides the Partnership’s provision for (benefit from) income taxes and the effective income tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except for tax rate)
Provision for (benefit from) income taxes	$3,330	$3,539	$5,714	$5,210
Effective tax rate	5.7%	6.1%	5.8%	6.1%

The Partnership’s effective income tax rates for the three and six months ended June 30, 2022 and 2021 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income for the period, primarily due to net income attributable to the non-controlling interest and to state taxes, net of federal benefit. For the three and six months ended June 30, 2022 and 2021 the Partnership recorded immaterial discrete income tax expense primarily related to unit-based compensation.

The Partnership’s total net deferred tax assets consist primarily of the tax basis over the financial statement carrying value of its investment in the Operating Company and of net operating loss carryforwards. As a result of management’s assessment each period, including consideration of all available positive and negative evidence, management continued to determine that it is more likely than not that the Partnership will realize its deferred tax assets as of June 30, 2022 and 2021.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	June 30, 2022		December 31, 2021
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
	(In thousands)
Debt:
5.625% unsecured Senior Notes due 2025	$493,963	$499,185	$492,956	$521,250
Credit Agreement	$232,000	$232,000	$195,000	$195,000
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

Rattler Midstream LP
Condensed Notes to Consolidated Financial Statements - Continued
(Unaudited)
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

Commitments

As of June 30, 2022, the Partnership’s anticipated future capital commitments of $17.2 million for its equity method investments consist of $7.3 million due in the remainder of 2022 and $9.9 million due in 2023.

17.    SUBSEQUENT EVENTS

Cash Distribution

On July 27, 2022, the board of directors of the General Partner approved a cash distribution for the second quarter of 2022 of $0.30 per common unit, payable on August 23, 2022, to unitholders of record at the close of business on August 16, 2022.

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

As of June 30, 2022, our General Partner held a 100% general partner interest in us. Diamondback held no common units and beneficially owned all of our 107,815,152 outstanding Class B units, representing approximately 74% of our total outstanding units. Diamondback also owns and controls our General Partner.

As of June 30, 2022, the Holding Company owned a 26% controlling membership interest and 100% of the sole managing membership interest in the Operating Company, and Diamondback owned, through its ownership of the Operating Company units, a 74% economic, non-voting interest in the Operating Company. As required by GAAP, we consolidate 100% of the assets and operations of the Holding Company and the Operating Company in our financial statements and reflect a non-controlling interest.

2022 Transactions and Recent Developments

Merger

On May 15, 2022, we entered into the Merger Agreement with Diamondback, the General Partner, and Merger Sub. The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, (i) Merger Sub will be merged with and into the Partnership, with the Partnership surviving and continuing as the surviving entity in the Merger and (ii) each issued and outstanding publicly held common unit representing a limited partner interest in the Partnership (other than any common units owned by Diamondback and its subsidiaries) will be converted into the right to receive 0.113 of a share of common stock, par value $0.01 per share, of Diamondback. The Merger Agreement also specifies the treatment of our outstanding equity awards in connection with the Merger. The board of directors of the General Partner (acting upon the recommendation of its conflicts committee) and Diamondback’s board of directors unanimously approved the Merger. We and Diamondback expect that the Merger will close, subject to certain closing conditions, reasonably promptly following the distribution payment date for the second quarter 2022 distribution to the Partnership's unitholders discussed in this report. Upon completion of the Merger, our common units will cease to be listed on Nasdaq and will be subsequently deregistered under the Exchange Act.

Commodity Prices and Inflation

Commodity prices and demand for oil and natural gas have been impacted in recent periods by economic challenges due to the war in Ukraine, the COVID-19 pandemic, and recent measures to combat inflation. Such factors have continued to contribute to economic and pricing volatility and cautious oil and natural gas production outlook for 2022. Although the impact of inflation on our business has been insignificant in prior periods, inflation in the U.S. has been rising at its fastest rate in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in the energy industry and other sectors and contributing to labor and materials shortages across the supply-chain. Additionally, OPEC and its non-OPEC allies, known collectively as OPEC+, continues to meet regularly to evaluate the state of global oil supply, demand and inventory levels, and has planned production increases throughout 2022; however, such increases cannot be guaranteed. As such, pricing may remain volatile during the second half of 2022.

We derive substantially all of our revenue from our commercial agreements with Diamondback, which do not contain minimum volume commitments. Diamondback has announced its 2022 production target of between 220,000 and 222,000 barrels of oil per day. We cannot predict the extent to which Diamondback’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Diamondback’s ability to execute its drilling and development plan on the dedicated acreage or to perform under our commercial agreements.

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

Operational Update

Highlights

For the three months ended June 30, 2022, as compared with the three months ended March 31, 2022:

•average crude oil gathering volumes were 72,324 Bbl/d, a decrease of 7% quarter over quarter;
•average produced water gathering and disposal volumes were 840,205 Bbl/d, a decrease of 1% quarter over quarter; and
•average sourced water gathering volumes were 373,619 Bbl/d, a decrease of 4% quarter over quarter.

Pipeline Infrastructure Assets

The following tables provide information regarding our gathering, compression and transportation system as of June 30, 2022 and utilization for the quarter ended June 30, 2022:

(Miles)(1)	Delaware Basin	Midland Basin	Permian Total
Crude oil	114	46	160
Produced water	276	333	609
Sourced water	27	102	129
Total	417	481	898

(Capacity/capability)(1)	Delaware Basin	Midland Basin	Permian Total	Utilization
Crude oil gathering (Bbl/d)	240,000	65,000	305,000	26%
Produced water gathering and disposal (Bbl/d)	1,330,000	2,108,000	3,438,000	23%
Sourced water gathering (Bbl/d)	120,000	655,000	775,000	37%
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

Results of Operations for the Three Months Ended June 30, 2022 and March 31, 2022

As noted in “—2022 Transactions and Recent Developments,” our business is highly dependent on the operational decisions made by Diamondback and our other customers in the Permian Basin, which are affected by highly volatile oil and natural gas markets. Such volatility can, in turn, lead to significant changes in our results of operations and management’s operational strategy on a quarterly basis. Accordingly, our results of operations discussion focuses on a comparison of the current quarter’s results of operations with those of the immediately preceding quarter. We believe our discussion provides investors with a more meaningful assessment of our quarterly performance based on current market and operational trends.

The following table sets forth selected historical operating data for the periods indicated:

	Three Months Ended
	June 30, 2022	March 31, 2022
	(In thousands, except operating data)
Revenues:
Midstream revenues—related-party	$91,130	$90,302
Midstream revenues—third-party	10,524	10,446
Other revenues—related-party	1,748	1,751
Other revenues—third-party	960	964
Total revenues	104,362	103,463
Costs and expenses:
Direct operating expenses	21,195	21,628
Cost of goods sold (exclusive of depreciation and amortization)	20,117	15,180
Real estate operating expenses	610	533
Depreciation, amortization and accretion	15,112	20,687
Impairment and abandonments	177	1,082
General and administrative expenses	6,389	5,345
(Gain) loss on disposal of assets	1,187	(71)
Total costs and expenses	64,787	64,384
Income (loss) from operations	39,575	39,079
Other income (expense):
Interest income (expense), net	(9,126)	(8,684)
Income (loss) from equity method investments	27,952	9,080
Total other income (expense), net	18,826	396
Net income (loss) before income taxes	58,401	39,475
Provision for (benefit from) income taxes	3,330	2,384
Net income (loss)	55,071	37,091
Less: Net income (loss) attributable to non-controlling interest	43,083	29,160
Net income (loss) attributable to Rattler Midstream LP	$11,988	$7,931

Operating Data:
Throughput(1)
Crude oil gathering (Bbl/d)	72,324	77,989
Produced water gathering and disposal (Bbl/d)	840,205	845,835
Sourced water gathering (Bbl/d)	373,619	387,542
(1)    Does not include any volumes from our equity method investment joint ventures.

Comparison of the Three Months Ended June 30, 2022 and March 31, 2022

Revenues

Total revenues increased by $0.9 million to $104.4 million for the second quarter of 2022, compared to $103.5 million for the first quarter of 2022, primarily due to a $1.9 million increase in produced water gathering and disposal revenue as a result of placing certain assets acquired in the Drop Down in service as well as the continued build out of the systems. This increase was partially offset by aggregate insignificant decreases of $1.0 million in revenues from sourced water gathering, crude oil gathering, caliche and real estate contracts.

Cost of Goods Sold

Cost of goods sold (exclusive of depreciation and amortization) increased by $4.9 million to $20.1 million for the second quarter of 2022, compared to $15.2 million for the first quarter of 2022, primarily due to (i) $1.8 million in additional variable costs incurred for sourced water, including the higher costs associated with chemicals used to treat recycled produced water, (ii) a $1.6 million increase in write-offs associated with water evaporation, and (iii) $0.3 million in adjustments recorded on our water pits. The remainder of the change is largely attributable to 1% growth in our recycled produced water volumes in the second quarter of 2022 that carry higher variable costs than our fresh water volumes which declined by 5% in the second quarter of 2022.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion decreased by $5.6 million to $15.1 million for the second quarter of 2022, compared to $20.7 million for the first quarter of 2022, primarily due to recording accelerated depreciation of $1.8 million on two facilities that were abandoned in the second quarter of 2022 compared to recording accelerated depreciation of $8.0 million on a produced water pit that was abandoned in the first quarter of 2022.

Income (loss) from Equity Method Investments

Income from equity method investments increased by $18.9 million to $28.0 million for the second quarter of 2022, compared to $9.1 million for the first quarter of 2022, primarily due to higher capacity utilization and price realizations from our investees. The increase consisted of (i) $8.8 million from our interest in the WTG joint venture, which began operations in the fourth quarter of 2021, (ii) $6.0 million from our investment in OMOG (iii) $2.2 million from our investment in Wink to Webster, which became fully operational in the February 2022, (iv) $1.2 million from our investment in Gray Oak, and (v) a $0.7 million reduction in losses recorded for our EPIC investment.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

The following table sets forth selected historical operating data for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(In thousands, except operating data)
Revenues:
Midstream revenues—related-party	$181,432	$178,657
Midstream revenues—third-party	20,970	14,088
Other revenues—related-party	3,499	5,082
Other revenues—third-party	1,924	2,112
Total revenues	207,825	199,939
Costs and expenses:
Direct operating expenses	42,823	58,810
Cost of goods sold (exclusive of depreciation and amortization)	35,297	19,109
Real estate operating expenses	1,143	1,061
Depreciation, amortization and accretion	35,799	26,485
Impairment and abandonments	1,259	3,371
General and administrative expenses	11,734	9,590
(Gain) loss on disposal of assets	1,116	5,011
Total costs and expenses	129,171	123,437
Income (loss) from operations	78,654	76,502
Other income (expense):
Interest income (expense), net	(17,810)	(15,545)
Gain (loss) on sale of equity method investments	—	22,989
Income (loss) from equity method investments	37,032	1,649
Total other income (expense), net	19,222	9,093
Net income (loss) before income taxes	97,876	85,595
Provision for (benefit from) income taxes	5,714	5,210
Net income (loss)	92,162	80,385
Less: Net income (loss) attributable to non-controlling interest	72,243	61,925
Net income (loss) attributable to Rattler Midstream LP	$19,919	$18,460

Operating Data:
Throughput(1)
Crude oil gathering (Bbl/d)	75,141	84,609
Natural gas gathering (MMBtu/d)	—	136,014
Produced water gathering and disposal (Bbl/d)	843,004	783,878
Sourced water gathering (Bbl/d)	380,542	254,629
(1)    Does not include any volumes from our equity method investment joint ventures.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenues

Total revenues increased by $7.9 million to $207.8 million for the six months ended June 30, 2022, compared to $199.9 million for the same period of 2021, primarily due to $13.1 million in additional revenue from sourced water gathering and disposal and $9.0 million in additional revenue from produced water gathering and disposal largely resulting from placing assets acquired in the Drop Down in service as well as the continued buildout of our gathering systems. These increases were partially offset by declining revenues of (i) $11.3 million due to the sale of substantially all of our natural gas gathering assets in the fourth quarter of 2021, (ii) $1.8 million due to the sale of one of our real estate properties at the end of the second quarter of 2021, and (iii) $1.6 million primarily due to a reduction in crude oil volumes transported by Diamondback through the systems on our dedicated acreage,

Direct Operating Expenses

Direct operating expenses decreased by $16.0 million to $42.8 million for the six months ended June 30, 2022, compared to $58.8 million for the same period in 2021, primarily due to reductions of (i) $3.9 million for workover expenses, $3.5 million for generator rental, $3.5 million for equipment repair and maintenance, $2.6 million for roustabouts, due to lower levels of workover activity and the release of multiple generators in the first half of 2022, and (ii) $6.0 million due to the sale of the Pecos gas gathering assets in the fourth quarter of 2021. These reductions were partially offset by $2.7 million in additional employee onsite supervision costs

Cost of Goods Sold

Cost of goods sold (exclusive of depreciation and amortization) increased by $16.2 million to $35.3 million for the six months ended June 30, 2022, compared to $19.1 million for the same period in 2021, primarily due to (i) $9.4 million in additional variable costs incurred for sourced water, including higher costs associated with chemicals used to treat recycled produced water, (ii) $2.6 million in additional write-offs due to water evaporation, and (iii) $1.8 million in additional adjustments to our water pits in 2022 compared to 2021. The remainder of the change is largely attributable to the 49% growth in our average sourced water gathering volumes transported in 2022 compared to 2021.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion increased by $9.3 million to $35.8 million for the six months ended June 30, 2022, compared to $26.5 million for the same period in 2021 primarily due to (i) the accelerated depreciation of $9.8 million for assets that were plugged and abandoned in the first half of 2022 compared to $3.5 million in the first half of 2021 and (ii) an increase of $4.1 million associated with assets acquired in the Drop Down. These increases were partially offset by a reduction of $2.5 million resulting from the sale of the Pecos gas gathering assets.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million to $11.7 million for the six months ended June 30, 2022, compared to $9.6 million for the same period in 2021 primarily due to (i) $1.5 million in additional salaries and benefits costs related to higher incentive compensation accruals in 2022, (ii) $0.5 million in additional legal and advisory fees related to the Merger and other legal matters, and (iii) $0.1 million in additional director fees.

Gain (loss) on Sale of Equity Method Investments

The gain on sale of equity method investments for the six months ended June 30, 2021 related to the sale of our interest in Amarillo Rattler in the second quarter of 2021. See Note 4—Divestitures included in the condensed notes to the consolidated financial statements included elsewhere in this report for discussion of the sale.

Income (loss) from Equity Method Investments

Income from equity method investments increased by $35.4 million to $37.0 million for the six months ended June 30, 2022, compared to $1.6 million for the same period in 2021, primarily due to additional income of $19.4 million from the WTG joint venture, which was acquired in the fourth quarter of 2021. The remaining change in income is due primarily to higher capacity utilization and price realizations by our investees and consisted of (i) $5.4 million from our investment in OMOG, (ii) $4.9 million from our investment in Gray Oak, and (iii) $3.2 million through a reduction in losses recorded for our EPIC investment. See Note 8—Equity Method Investments included in the condensed notes to the consolidated financial statements included elsewhere in this report for additional discussion of our equity method investments.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations and liquidity requirements. Our primary sources of liquidity have included cash generated from operations, borrowings under the Credit Agreement and the issuance of the Notes. Our primary uses of capital have been for additions to property, plant and equipment, contributions to equity method investments, distributions to our unitholders and repurchases of our common units. As of June 30, 2022, we had approximately $385.8 million of liquidity consisting of $17.8 million in cash and $368.0 million available under the Credit Agreement.

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

Cash Flows

The following table presents our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$133,101	$128,412
Net cash provided by (used in) investing activities	(78,088)	17,763
Net cash provided by (used in) financing activities	(57,126)	(152,552)
Net increase (decrease) in cash	$(2,113)	$(6,377)

Operating Activities

Net cash provided by operating activities increased by $4.7 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due primarily to decreases in direct operating expenses of $16.0 million, an increase in receipt of distributions representing returns on investment from our equity method investments of $9.9 million and an increase of $7.9 million in revenues. These cash inflows were partially offset by higher costs of goods sold of $16.2 million and higher general and administrative expenses of $2.1 million. The remaining change stems largely from fluctuations in working capital due primarily to the timing of when collections are made on accounts receivable and payments are made on accounts payable and accrued liabilities. See —Results of Operations for further discussion of changes in revenue and operating expenses and Note 8—Equity Method Investments included in the condensed notes to the consolidated financial statements included elsewhere in this report for further discussion of distributions.

Investing Activities

Net cash used in investing activities was $78.1 million during the six months ended June 30, 2022, and consisted primarily of (i) $29.1 million in contributions to our equity method investments, including the $22.2 million initial investment in BANGL, (ii) $43.1 million in capital expenditures related to our midstream and real estate assets and (iii) $4.3 million in acquisitions of midstream assets.

Net cash provided by investing activities was $17.8 million during the six months ended June 30, 2021, and primarily related to (i) $23.5 million in proceeds from the sale of our Amarillo Rattler equity method investment, (ii) $9.1 million in proceeds from the sale of a real estate asset, and (iii) $9.1 million in distributions considered to be returns of investment received from our Gray Oak and OMOG equity method investments. These cash inflows were partially offset by capital expenditures for property, plant and equipment of $17.7 million and contributions to our equity method investments of $6.5 million.

Financing Activities

Net cash used in financing activities was $57.1 million during the six months ended June 30, 2022, and primarily related to the return of capital to our unitholders through distributions of $87.6 million and $2.6 million in repurchases of common units under our repurchase program. These cash outflows were partially offset by borrowings on the credit facility of $37.0 million.

Net cash used in financing activities was $152.6 million during the six months ended June 30, 2021, and primarily related to (i) the return of capital to our unitholders through distributions of $59.6 million, (ii) net payments on the Credit Agreement of $74.0 million and (iii) $16.3 million in repurchases of common units under our repurchase program.

Capital Resources

The Operating Company’s Credit Agreement

The Credit Agreement provides for a revolving credit facility in the maximum credit amount of $600.0 million, which is expandable to $1.0 billion upon our election, subject to obtaining additional lender commitments and satisfaction of customary conditions. As of June 30, 2022, we had $232.0 million in outstanding borrowings under the Credit Agreement, which matures on May 28, 2024.

The Operating Company is currently in compliance, and expects to be in compliance, with all financial maintenance covenants under its Credit Agreement.

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
We estimate that our total capital expenditures related to midstream assets for 2022 will be between $80 million and $100 million, excluding our anticipated total capital commitments related to our equity method investments of approximately $10 million to $15 million. We also estimate that distributions from our equity method investments will be between $45 million and $55 million. However, this range could decrease due to the continued impact, either directly or indirectly, of the war in Ukraine, the COVID-19 pandemic or volatile crude oil prices on our business.

We own equity interests in several joint ventures including EPIC, Gray Oak, Wink to Webster, OMOG, the WTG joint venture and BANGL. Each of these joint ventures is accounted for using the equity method. The following table sets forth our cumulative capital contributions and anticipated future capital commitment for each of our equity method investments:

	Ownership Interest	Acquisition Date	Cumulative Capital Contributions to Date	Anticipated Future Capital Commitment
			(In thousands)
EPIC Crude Holdings, LP	10%	February 1, 2019	$139,334	$3,000
Gray Oak Pipeline, LLC	10%	February 15, 2019	$142,096	$2,250
Wink to Webster Pipeline LLC	4%	July 30, 2019	$90,053	$9,947
OMOG JV LLC	60%	October 1, 2019	$218,569	$—
WTG joint venture	25%	October 5, 2021	$106,513	$—
BANGL LLC	10%	January 19, 2022	$25,150	$2,000

As of June 30, 2022, we anticipate making additional contributions of $7.3 million to our equity method investments during the remainder of 2022. For further discussion regarding these investments see Note 8—Equity Method Investments included in the condensed notes to the consolidated financial statements included elsewhere in this report.

Common Unit Repurchase Program

During the six months ended June 30, 2022, we repurchased approximately $2.6 million of common units under our common unit repurchase program. As of June 30, 2022, $85.1 million remained available for future repurchases of our common units under our program. See Note 11—Unitholders' Equity and Distributions included in the condensed notes to the consolidated financial statements included elsewhere in this report for further discussion of the common unit repurchase program.

Cash Distributions on Common Units

On July 27, 2022, the board of directors of our general partner approved a cash distribution for the second quarter of 2022 of $0.30 per common unit, payable on August 23, 2022, to common unitholders of record at the close of business on August 16, 2022. The board of directors of our general partner may change the distribution policy at any time and from time to time. See Note 11—Unitholders’ Equity and Distributions included in the condensed notes to the consolidated financial statements included elsewhere in this report for additional discussion of our distribution policy.

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

As of June 30, 2022, we had $232.0 million in outstanding borrowings and $368.0 million available for future borrowings under the Credit Agreement. During the three and six months ended June 30, 2022, the weighted average interest rate on borrowings under the Credit Agreement was 2.03% and 1.73%, respectively.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the direction of the Chief Executive Officer and Chief Financial Officer of our general partner, we have established disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As of June 30, 2022, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that as of June 30, 2022, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, Part II, Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 5, 2022, and in subsequent filings we make with the SEC. Except as provided below, there have been no material changes in our risk factors from those described in such reports.

The Merger is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect our and Diamondback’s future business and financial results and the trading prices for our common units and shares of Diamondback’s common stock.

We and Diamondback expect that the Merger will close reasonably promptly following the distribution payment date for the second quarter 2022 distribution to the Partnership's unitholders discussed in this report. The completion of the Merger is subject to certain conditions, not assured and subject to risks. The Merger Agreement contains conditions, some of which are beyond our and Diamondback’s control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Merger not occurring.

In addition, if the Merger is not completed on or before December 31, 2022, either we or Diamondback may choose not to proceed with the Merger by terminating the Merger Agreement, subject to certain limitations, and we and Diamondback can mutually decide to terminate the Merger Agreement at any time prior to the effective time of the Merger. Further, either we or Diamondback may elect to terminate the Merger Agreement in certain other circumstances specified in the Merger Agreement.

If the Merger is not completed, or if there are significant delays in completing the Merger, our or Diamondback’s future business and financial results and the trading prices for our common units and shares of Diamondback’s common stock could be negatively affected, and each of us will be subject to several risks, as described in more detail in Diamondback’s Registration Statement on Form S-4, initially filed with the SEC on June 13, 2022, amended on July 21, 2022 and declared effective by the SEC on July 28, 2022, in connection with the Merger under the heading “Risk Factors—Risks Related to the Merger,” including the following:

•there may be negative reactions from the financial markets due to the fact that current prices of our common units and shares of Diamondback’s common stock may reflect a market assumption that the Merger will be completed;

•the attention of our and Diamondback’s respective management will have been diverted to the Merger rather than our and Diamondback’s respective operations and pursuit of other opportunities that could have been beneficial to our and Diamondback’s respective businesses;

•we and Diamondback will be required to pay our respective costs relating to the Merger, such as legal, accounting, financial advisory, filing fees, written consent costs, mailing and printing fees, whether or not the Merger is completed, and many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time;

•in connection with the termination of the Merger Agreement as a result of a material uncured breach by a party, the breaching party is obligated to reimburse the other party’s expenses, up to $3.5 million; and

•litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us or Diamondback to perform our respective obligations pursuant to the Merger Agreement can subject each party to the risks discussed in more detail below.

Rattler is currently, and each of Diamondback and Rattler may in the future be, a target of individual or class action securities or derivative lawsuits, which could result in substantial costs and may delay or prevent the closing of the Merger.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the relevant merger or seek monetary relief. We are currently a defendant in a lawsuit relating to the Merger Agreement, and we and Diamondback may in the future be defendants in one or more lawsuits relating to the Merger Agreement and the Merger and, even if the pending or any future lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. We and Diamondback cannot predict the outcome of any such lawsuits, nor can either company predict the amount of time and expense that would be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the Merger could delay or prevent its consummation. In addition, the costs of defending the litigation, even if resolved in our or Diamondback’s favor, could be substantial, and such litigation could distract us and Diamondback from pursuing the consummation of the Merger and other potentially beneficial business opportunities.

We may incur substantial transaction-related costs in connection with the Merger. If the Merger does not occur, we will not benefit from these costs.

We expect to incur substantial expenses in connection with completing the Merger, including fees paid to legal, financial and accounting advisors, filing fees, written consent costs, mailing and printing costs. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.

If the Merger does not qualify as a “reorganization” under Section 368(a) of the Code, the public holders of our common units may be subject to U.S. federal income tax upon the receipt of Diamondback’s common stock in the Merger.

We intend for the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code for U.S. federal income tax purposes. However, it is not a condition to our or Diamondback’s obligation to complete the transactions that the Merger qualifies as a “reorganization.” Moreover, neither we nor Diamondback intends to request any ruling from the Internal Revenue Service (the “IRS”) regarding any matters relating to the Merger, and, consequently, there can be no assurance that the IRS will not assert, or that a court would not sustain, a position to the contrary to any of the positions set forth in the information statement/prospectus filed with the SEC in connection with the Merger. If the IRS were to challenge the “reorganization” status of the Merger successfully or the form or structure of the Merger was changed in a manner such that it did not qualify as a “reorganization,” the public holders of our common units could be subject to U.S. federal income tax upon the receipt of Diamondback’s common stock in the Merger.

Transition risks relating to climate change may have a material and adverse effect on us.

Governmental and regulatory bodies, investors, consumers, industry and other stakeholders have been increasingly focused on climate change matters in recent years. This focus, together with changes in consumer and industrial/commercial behavior, preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with, or powered by, hydrocarbons, may result in:

•the enactment of climate change-related regulations, policies and initiatives by governments, investors, and other companies, including alternative energy or “zero carbon” requirements and fuel or energy conservation measures;

•technological advances with respect to the generation, transmission, storage and consumption of energy (including advances in wind, solar and hydrogen power, as well as battery technology);

•increased availability of, and increased demand from consumers and industry for, energy sources other than oil and natural gas (including wind, solar, nuclear, and geothermal sources as well as electric vehicles); and

•development of, and increased demand from consumers and industry for, lower-emission products and services (including electric vehicles and renewable residential and commercial power supplies) as well as more efficient products and services.

Any of these developments, which relate to the transition from hydrocarbon energy sources to alternative energy sources and therefore to a lower-carbon economy, may reduce the demand for products manufactured with (or powered by) hydrocarbons and the demand for, and in turn the prices of, the oil and natural gas that indirectly influence our activities and results of operations over the long-term, since they can affect production rates and investments by Diamondback and third-parties in the development of new crude oil and natural gas reserves. Please see the risk factor in our Annual Report on Form 10-K for the year ended December 31, 2021 titled “Our business and operations have been and could continue to be adversely affected by the ongoing COVID-19 pandemic and volatility in the oil and natural gas markets” and “We derive substantially all of our revenue from Diamondback. If Diamondback changes its business strategy, alters its current drilling and development plan on the Acreage Dedications, or otherwise significantly reduces the volumes of crude oil, produced water or sourced water with respect to which we perform midstream services, our revenue would decline and our business, financial condition, results of operations, cash flow and ability to make distributions to our common unitholders would be materially and adversely affected” for more information regarding the potential impact on us of reduced demand for oil and natural gas.

If any of these developments reduce the desirability of participating in the oilfield services, midstream or downstream portions of the oil and gas industry, then these developments may also reduce the availability to Diamondback of necessary third-party services and facilities that it relies on, which could increase its operational costs and adversely affect its ability to explore for, produce, transport and process oil and natural gas and successfully carry out its business and financial strategy, which in turn could have an adverse effect on our business, financial condition and cash flow. These developments could also reduce the number of customers willing to purchase the oil and natural gas that Diamondback produces.

In addition to potentially reducing demand for oil and natural gas and potentially reducing the availability of oilfield services and midstream and downstream customers to Diamondback, any of these developments may also create reputational risks associated with the oil and gas sector, which may adversely affect the availability and cost of capital to us. For example, a number of prominent investors have publicly announced their intention to no longer invest in the oil and gas sector in response to concerns related to climate change, and other financial institutions and investors may decide to do likewise in the future. If financial institutions and other investors refuse to invest in or provide capital to the oil and gas sector in the future because of these reputational risks, that could result in capital being unavailable to us, or only at significantly increased cost.

In addition, the enactment of climate change-related regulations, policies and initiatives may also result in increases in Diamondback’s compliance and other operating costs and have other adverse effects, such as a greater potential for governmental investigations or litigation, which may impair its ability to explore and develop our acreage dedication, all of which could adversely impact our business, financial condition and cash flows. For further discussion regarding the risks to us of climate change-related regulations, policies and initiatives, please see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2021 in the section entitled “Business—Regulation—Climate Change.”

Continuing political and social concerns relating to climate change may result in significant litigation and related expenses.

Increasing attention to global climate change has resulted in increased investor attention and an increased risk of public and private litigation, which could increase our costs or otherwise adversely affect us. For example, shareholder activism has recently been increasing in our industry. Because of our structure as a limited partnership, we do not hold annual meetings or file proxy statements and our unitholders have limited voting rights. They may, however, attempt to effect changes to our business or governance to deal with climate change-related issues by public campaigns, investor communications, regulatory lobbying efforts or otherwise, which may result in significant management distraction and potentially significant expense.

Additionally, cities, counties, and other governmental entities in several states in the U.S. have filed lawsuits against energy companies seeking damages allegedly associated with climate change. Similar lawsuits may be filed in other jurisdictions. If any such lawsuits were to be filed against us, we could incur substantial legal defense costs and, if any such litigation were adversely determined, we could incur substantial damages.

Any of these climate change-related litigation risks could result in unexpected costs, negative sentiments about our company, disruptions to our business, and increases to our operating expenses, which in turn could have an adverse effect on our business, financial condition and cash flow.

Our midstream assets are currently located exclusively in the Permian Basin in Texas, making us vulnerable to risks (including weather-related risks) associated with a single geographic area.

Our midstream assets are currently located exclusively in the Permian Basin in Texas. As a result of this concentration, we are disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, market limitations, water shortages or restrictions, drought related conditions or other weather-related conditions, such as the severe winter storms in the Permian Basin in February 2021.

Extreme regional weather events may occur that can affect Diamondback’s suppliers or customers, which could adversely affect us. For example, a significant hurricane or similar weather event could damage refining and other oil and natural gas-related facilities on the Gulf Coast of Texas and Louisiana, which could then cause production in the Permian Basin to be curtailed or shut in. Such events could have a material adverse effect on us. Likewise, a weather event like the severe winter storms in the Permian Basin in February 2021 could reduce the availability of electrical power, which could have an adverse impact on our gathering or transportation volumes.

In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may magnify the effects of these conditions. Due to the concentrated nature of our midstream assets, these conditions may result in a relatively greater impact on us than they might have on other companies that have a more diversified portfolio of assets. Such delays or interruptions could have a material adverse effect on our business, financial condition and cash flow.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common unit repurchase activity for the three months ended June 30, 2022 was as follows:

Period	Total Number of Units Purchased(1)	Average Price Paid Per Unit (2)	Total Number of Units Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plan (3)
	($ in thousands, except per unit amounts)
April 1, 2022 - April 30, 2022	—	$—	—	$85,086
May 1, 2022 - May 31, 2022	159,895	$17.92	—	$85,086
June 1, 2022 - June 30, 2022	—	$—	—	$85,086
Total	159,895	$17.92	—
(1)Includes 159,895 common units repurchased from employees in order to satisfy tax withholding requirements. Such units are retired immediately upon repurchase.
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
2.1
Agreement and Plan of Merger, dated as of May 15, 2022, by and among Diamondback Energy, Inc., Rattler Midstream GP LLC, Bacchus Merger Sub Company and Rattler Midstream LP (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 16, 2022.

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

10.1*
Fourth Amendment to the Credit Agreement, dated as of June 8, 2022, among Rattler Midstream Operating LLC, as borrower, Rattler Midstream LP, as parent, each of the undersigned guarantors together with the parent as guarantors, Wells Fargo, National Association, as administrative agent, and the lenders from time to time party thereto.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Changes in Unitholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Condensed Notes to Consolidated Financial Statements.

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

RATTLER MIDSTREAM LP

		By:	RATTLER MIDSTREAM GP LLC,
its general partner

Date:	August 3, 2022	By:	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2022	By:	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial Officer)